Form 10-Q
period 2024-06-30
Six Flags Entertainment Corporation/NEW
filed 2024-08-08
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission File Number: 001-42157
SIX FLAGS ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-4097909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8701 Red Oak Blvd., Charlotte, North Carolina 28217
(Address of principal executive offices) (Zip Code)
(704) 414-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	FUN	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ Yes  ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of August 2, 2024
Common Stock, par value $0.01 per share	100,276,414
Page 1 of 40 pages

EXPLANATORY NOTE

On July 1, 2024 (the “Closing Date”), Six Flags Entertainment Corporation (formerly known as CopperSteel HoldCo, Inc.) (the “Combined Company”) completed the previously announced merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of November 2, 2023 (the “Merger Agreement”), by and among the Combined Company (then, CopperSteel HoldCo, Inc.), Cedar Fair, L.P. (“Cedar Fair”), Six Flags Entertainment Corporation (“Former Six Flags”) and CopperSteel Merger Sub, LLC (“Copper Merger Sub”). Pursuant to the Merger Agreement, (i) Copper Merger Sub was merged with and into Cedar Fair (the “Cedar Fair First Merger”), with Cedar Fair continuing as the surviving entity (the “Cedar Fair Surviving Entity”) and a direct subsidiary of the Combined Company, (ii) the Cedar Fair Surviving Entity was subsequently merged with and into the Combined Company (the “Cedar Fair Second Merger” and together with the Cedar Fair First Merger, the “Cedar Fair Mergers”), with the Combined Company continuing as the surviving corporation, and (iii) Former Six Flags merged with and into the Combined Company (the “Six Flags Merger” and together with the Cedar Fair Mergers, the “Mergers”), with the Combined Company continuing as the surviving corporation. Upon the consummation of the Mergers, the separate legal existences of each of Copper Merger Sub, Cedar Fair and Former Six Flags ceased, and the Combined Company changed its name to “Six Flags Entertainment Corporation”. The Combined Company trades on the New York Stock Exchange under the ticker symbol "FUN".

The Mergers will be accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, because this Quarterly Report on Form 10-Q is being filed by the Combined Company with respect to periods ended prior to the Mergers, this report contains the financial statements of Cedar Fair as of and for the three and six months ended June 30, 2024 and June 25, 2023. The financial statements of Former Six Flags as of June 30, 2024 and for the three and six months ended June 30, 2024 and July 2, 2023 are contained in a Current Report on Form 8-K to be filed by the Combined Company concurrently with this Quarterly Report on Form 10-Q. Future periodic reports for periods ending following the Mergers will reflect the financial statements of the Combined Company.

For purposes of this Quarterly Report on Form 10-Q, references to "Cedar Fair," "Former Cedar Fair," the "Partnership," or the "Company" are to Cedar Fair prior to the Mergers and references to the "Combined Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers.

Financial Statements of CopperSteel HoldCo, Inc.
CopperSteel HoldCo, Inc. was formed on October 24, 2023, and prior to the effectiveness of the Mergers, was only engaged in activities in contemplation of the Mergers and immaterial operations. Therefore, the financial statements of CopperSteel Holdco, Inc. as of and for the three and six months ended June 30, 2024 have been omitted from this Form 10-Q.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION (FORMER CEDAR FAIR, L.P.)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2024	December 31, 2023	June 25, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$52,858	$65,488	$49,179
Receivables	114,554	79,513	99,985
Inventories	61,480	44,097	65,852
Prepaid advertising	11,978	1,597	14,053
Other current assets	30,523	18,145	33,510
	271,393	208,840	262,579
Property and Equipment:
Land	286,424	288,761	289,736
Land improvements	524,266	523,336	515,695
Buildings	1,032,720	991,424	979,495
Rides and equipment	2,192,051	2,125,726	2,105,773
Construction in progress	61,549	74,948	45,797
	4,097,010	4,004,195	3,936,496
Less accumulated depreciation	(2,407,981)	(2,368,862)	(2,287,750)
	1,689,029	1,635,333	1,648,746
Goodwill	262,592	264,625	264,744
Other Intangibles, net	48,581	49,062	49,206
Right-of-Use Asset	75,175	81,173	87,708
Other Assets	1,060	1,500	3,435
	$2,347,830	$2,240,533	$2,316,418
LIABILITIES AND PARTNERS’ DEFICIT
Current Liabilities:
Current maturities of long-term debt	$10,000	$—	$—
Accounts payable	84,130	37,595	79,339
Deferred revenue	281,795	183,689	273,737
Accrued interest	28,501	32,587	30,712
Accrued taxes	21,322	45,296	16,581
Accrued salaries, wages and benefits	35,081	37,421	24,290
Self-insurance reserves	28,039	30,784	27,708
Other accrued liabilities	51,001	35,354	43,814
	539,869	402,726	496,181
Deferred Tax Liability	65,382	63,403	66,842
Lease Liability	66,871	71,951	77,679
Other Liabilities	8,996	9,964	10,788
Long-Term Debt:
Revolving credit loans	88,000	—	157,000
Term debt	972,819	—	—
Notes	1,287,971	2,275,451	2,270,586
	2,348,790	2,275,451	2,427,586
Commitments and Contingencies (Note 1)
Partners’ Deficit
Special L.P. interests	5,290	5,290	5,290
General partner	(7)	(6)	(8)
Limited partners, 51,243, 51,013 and 51,330 units outstanding as of June 30, 2024, December 31, 2023 and June 25, 2023, respectively	(702,046)	(602,947)	(782,377)
Accumulated other comprehensive income	14,685	14,701	14,437
	(682,078)	(582,962)	(762,658)
	$2,347,830	$2,240,533	$2,316,418

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION (FORMER CEDAR FAIR, L.P.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per unit amounts)

	Three months ended		Six months ended
	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net revenues:
Admissions	$267,115	$242,549	$312,556	$282,078
Food, merchandise and games	210,024	179,664	248,882	211,728
Accommodations, extra-charge products and other	94,477	78,769	111,793	91,730
	571,616	500,982	673,231	585,536
Costs and expenses:
Cost of food, merchandise, and games revenues	53,258	48,632	64,869	59,013
Operating expenses	241,065	236,410	383,003	369,750
Selling, general and administrative	92,958	67,048	154,382	113,513
Depreciation and amortization	57,015	48,094	67,327	61,775
Loss on impairment / retirement of fixed assets, net	4,121	7,125	6,735	10,761
	448,417	407,309	676,316	614,812
Operating income (loss)	123,199	93,673	(3,085)	(29,276)
Interest expense	40,040	37,366	74,736	69,495
Loss on early debt extinguishment	5,911	—	5,911	—
Loss (gain) on foreign currency	1,805	(10,683)	7,045	(6,684)
Other income	(320)	(237)	(657)	(678)
Income (loss) before taxes	75,763	67,227	(90,120)	(91,409)
Provision (benefit) for taxes	20,210	13,663	(12,206)	(10,427)
Net income (loss)	55,553	53,564	(77,914)	(80,982)
Net income (loss) allocated to general partner	—	—	(1)	(1)
Net income (loss) allocated to limited partners	$55,553	$53,564	$(77,913)	$(80,981)

Net income (loss)	$55,553	$53,564	$(77,914)	$(80,982)
Other comprehensive loss, (net of tax):
Foreign currency translation	(328)	(2,295)	(16)	(1,172)
Other comprehensive loss, (net of tax)	(328)	(2,295)	(16)	(1,172)
Total comprehensive income (loss)	$55,225	$51,269	$(77,930)	$(82,154)
Basic income (loss) per limited partner unit:
Weighted average limited partner units outstanding	50,766	50,916	50,717	51,268
Net income (loss) per limited partner unit	$1.09	$1.05	$(1.54)	$(1.58)
Diluted income (loss) per limited partner unit:
Weighted average limited partner units outstanding	51,395	51,401	50,717	51,268
Net income (loss) per limited partner unit	$1.08	$1.04	$(1.54)	$(1.58)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION (FORMER CEDAR FAIR, L.P.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ DEFICIT
(In thousands, except per unit amounts)

For the three months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance as of March 26, 2023	51,502	$(815,254)	$(8)	$5,290	$16,732	$(793,240)
Net income	—	53,564	—	—	—	53,564
Repurchase of limited partnership units	(174)	(7,850)	—	—	—	(7,850)
Partnership distribution declared ($0.300 per unit)	—	(15,402)	—	—	—	(15,402)
Limited partnership units related to equity-based compensation	2	2,567	—	—	—	2,567
Tax effect of units involved in treasury unit transactions	—	(2)	—	—	—	(2)
Foreign currency translation adjustment, net of tax $(1,231)	—	—	—	—	(2,295)	(2,295)
Balance as of June 25, 2023	51,330	$(782,377)	$(8)	$5,290	$14,437	$(762,658)

Balance as of March 31, 2024	51,252	$(751,215)	$(7)	$5,290	$15,013	$(730,919)
Net income	—	55,553	—	—	—	55,553
Partnership distribution declared ($0.300 per unit)	—	(15,451)	—	—	—	(15,451)
Limited partnership units related to equity-based compensation	(9)	9,099	—	—	—	9,099
Tax effect of units involved in treasury unit transactions	—	(32)	—	—	—	(32)
Foreign currency translation adjustment, net of tax $298	—	—	—	—	(328)	(328)
Balance as of June 30, 2024	51,243	$(702,046)	$(7)	$5,290	$14,685	$(682,078)

For the six months ended	Limited Partnership Units Outstanding	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Partners’ Deficit
Balance as of December 31, 2022	52,563	$(612,497)	$(4)	$5,290	$15,609	$(591,602)
Net loss	—	(80,981)	(1)	—	—	(80,982)
Repurchase of limited partnership units	(1,420)	(62,496)	(3)	—	—	(62,499)
Partnership distribution declared ($0.600 per unit)	—	(30,970)	—	—	—	(30,970)
Limited partnership units related to equity-based compensation	187	4,822	—	—	—	4,822
Tax effect of units involved in treasury unit transactions	—	(255)	—	—	—	(255)
Foreign currency translation adjustment, net of tax $(575)	—	—	—	—	(1,172)	(1,172)
Balance as of June 25, 2023	51,330	$(782,377)	$(8)	$5,290	$14,437	$(762,658)

Balance as of December 31, 2023	51,013	$(602,947)	$(6)	$5,290	$14,701	$(582,962)
Net loss	—	(77,913)	(1)	—	—	(77,914)
Partnership distribution declared ($0.600 per unit)	—	(30,764)	—	—	—	(30,764)
Limited partnership units related to equity-based compensation	230	9,730	—	—	—	9,730
Tax effect of units involved in treasury unit transactions	—	(152)	—	—	—	(152)
Foreign currency translation adjustment, net of tax $1,130	—	—	—	—	(16)	(16)
Balance as of June 30, 2024	51,243	$(702,046)	$(7)	$5,290	$14,685	$(682,078)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

SIX FLAGS ENTERTAINMENT CORPORATION (FORMER CEDAR FAIR, L.P.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 30, 2024	June 25, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,914)	$(80,982)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	67,327	61,775
Loss on early debt extinguishment	5,911	—
Non-cash foreign currency loss (gain) on USD notes	6,869	(6,822)
Non-cash equity based compensation expense	14,419	7,620
Non-cash deferred income tax expense (benefit)	3,186	(3,195)
Other non-cash expenses	7,051	11,741
Changes in assets and liabilities:
(Increase) decrease in receivables	(35,311)	(28,873)
(Increase) decrease in inventories	(17,528)	(20,455)
(Increase) decrease in other assets	(20,757)	(16,413)
Increase (decrease) in accounts payable	35,121	17,642
Increase (decrease) in deferred revenue	97,865	109,482
Increase (decrease) in accrued interest	(4,051)	(1,461)
Increase (decrease) in accrued taxes	(23,633)	(20,902)
Increase (decrease) in accrued salaries, wages and benefits	(2,244)	(29,114)
Increase (decrease) in other liabilities	12,316	13,092
Net cash from operating activities	68,627	13,135
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(117,968)	(124,494)
Net cash for investing activities	(117,968)	(124,494)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	88,000	157,000
Term debt borrowings	1,000,000	—
Note payments	(1,000,000)	—
Repurchase of limited partnership units	—	(62,499)
Distributions paid to partners	(30,764)	(30,970)
Payment of debt issuance costs	(14,983)	(2,526)
Payments related to tax withholding for equity compensation	(4,689)	(2,798)
Other	(152)	(255)
Net cash from financing activities	37,412	57,952
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(701)	1,397
CASH AND CASH EQUIVALENTS
Net decrease for the period	(12,630)	(52,010)
Balance, beginning of period	65,488	101,189
Balance, end of period	$52,858	$49,179
SUPPLEMENTAL INFORMATION
Cash payments for interest	$76,622	$69,345
Interest capitalized	2,126	3,347
Net cash payments for income taxes	13,534	16,763
Capital expenditures in accounts payable	24,902	21,041
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION (FORMER CEDAR FAIR, L.P.)
INDEX FOR NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION (FORMER CEDAR FAIR, L.P.)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of Cedar Fair, L.P. ("Cedar Fair," "Former Cedar Fair," or the "Partnership"). Except where specifically noted, references within these Notes to the Unaudited Condensed Consolidated Financial Statements are to Cedar Fair prior to the consummation of the Mergers without giving specific consideration to Six Flags Entertainment Corporation (the "Combined Company") or plans of the Combined Company's management after the Mergers. The Mergers are described in more detail in Note 11. The unaudited condensed consolidated financial statements are without audit and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. Due to the seasonal nature of the amusement and water park operations, the results for any interim period may not be indicative of the results expected for the full fiscal year.

(1) Description of the Business and Significant Accounting Policies:
The unaudited condensed consolidated financial statements included in this Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2023, which were included in the Form 10-K filed by Cedar Fair on February 16, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). These financial statements should be read in conjunction with the financial statements and the notes included in the Form 10-K referred to above.

Contingencies
The Combined Company is a party to a number of lawsuits in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed in this Report on Form 10-Q, are expected to have a material effect in the aggregate on the unaudited condensed consolidated financial statements.

New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires the disclosure of incremental segment information on an annual and interim basis, including the disclosure of significant segment expense categories. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is in the process of evaluating the effect this standard will have on the consolidated financial statement disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires additional income tax disclosures, including amendments to the rate reconciliation and income taxes paid disclosure. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. Management is in the process of evaluating the effect this standard will have on the consolidated financial statement disclosures.

(2) Interim Reporting:
During the six months ended June 30, 2024, Cedar Fair had 13 properties in its portfolio consisting of amusement parks, water parks and complementary resort facilities. These parks operate seasonally except for Knott's Berry Farm, which is open daily on a year-round basis. Cedar Fair's seasonal parks are generally open daily from Memorial Day until Labor Day. Outside of daily operations, these seasonal parks are open during select weekends, including at most properties in the fourth quarter for Halloween and winter events. As a result, a substantial portion of Cedar Fair's revenues from these seasonal parks are generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August.

To assure that these highly seasonal operations will not result in misleading comparisons of current and subsequent interim periods, management has adopted the following accounting procedures: (a) revenues from multi-use products are recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season associated with each product; (b) depreciation, certain advertising and certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year.

(3) Revenue Recognition:
As disclosed within the unaudited condensed consolidated statements of operations and comprehensive income (loss), revenues are generated from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into the parks, including parking fees. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, and online transaction fees charged to customers are included in "Accommodations, extra-charge products and other".

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented.

	Three months ended		Six months ended
(In thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
In-park revenues	$514,110	$454,551	$595,756	$522,854
Out-of-park revenues	73,228	62,483	96,493	81,708
Concessionaire remittance	(15,722)	(16,052)	(19,018)	(19,026)
Net revenues	$571,616	$500,982	$673,231	$585,536
Due to Cedar Fair's highly seasonal operations, a substantial portion of its revenues are generated from Memorial Day through Labor Day. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season associated with that product. The number of uses is estimated based on historical usage adjusted for current period trends. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. Cedar Fair does not typically provide for refunds or returns.

Many products, including season-long products, are sold to customers in advance, resulting in a contract liability ("deferred revenue"). Deferred revenue is typically at its highest immediately prior to the peak summer season, and at its lowest after the peak summer and important fall seasons. Season-long products represent most of the deferred revenue balance in any given period.

Of the $183.7 million of current deferred revenue recorded as of January 1, 2024, 89% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced resort reservations, advanced ticket sales, prepaid games cards, marina deposits and other deferred revenue. Approximately $77 million of the current deferred revenue balance as of January 1, 2024 was recognized during the six months ended June 30, 2024. As of June 30, 2024 and June 25, 2023, Cedar Fair had recorded $7.0 million and $9.0 million of non-current deferred revenue, respectively. The non-current deferred revenue balances in both periods primarily represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027, or through the sale-leaseback period for the land under California's Great America.

Payment is due immediately on the transaction date for most products. The receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. Cedar Fair is not exposed to a significant concentration of customer credit risk. As of June 30, 2024, December 31, 2023 and June 25, 2023, Cedar Fair recorded a $14.2 million, $6.3 million and $12.5 million allowance for doubtful accounts, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the unaudited condensed consolidated financial statements. Except for those losses on disposals or retirements of fixed assets recorded in the ordinary course of business, management concluded no indicators of impairment existed during the first six months of 2024 and the first six months of 2023 for Cedar Fair. Management's conclusions were based on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. Management concluded no indicators of impairment existed during the first six months of 2024 and the first six months of 2023 for Cedar Fair. Management's conclusions were based on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

Changes in the carrying value of goodwill for the six months ended June 30, 2024 and June 25, 2023 were:

(In thousands)	Goodwill
Balance as of December 31, 2023	$264,625
Foreign currency translation	(2,033)
Balance as of June 30, 2024	$262,592

Balance as of December 31, 2022	$263,206
Foreign currency translation	1,538
Balance as of June 25, 2023	$264,744

As of June 30, 2024, December 31, 2023, and June 25, 2023, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 30, 2024
Other intangible assets:
Trade names (1)	$48,482	$(243)	$48,239
License / franchise agreements	1,320	(978)	342
Total other intangible assets	$49,802	$(1,221)	$48,581

December 31, 2023
Other intangible assets:
Trade names (1)	$48,934	$(190)	$48,744
License / franchise agreements	1,249	(931)	318
Total other intangible assets	$50,183	$(1,121)	$49,062

June 25, 2023
Other intangible assets:
Trade names (1)	$48,961	$(119)	$48,842
License / franchise agreements	1,196	(832)	364
Total other intangible assets	$50,157	$(951)	$49,206
(1)    Trade name amortization represents amortization of the California's Great America trade name. The gross carrying amount of the California's Great America trade name totals $0.7 million. Cedar Fair's other trade names are indefinite-lived.

(6) Long-Term Debt:
Long-term debt as of June 30, 2024, December 31, 2023, and June 25, 2023 consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023	June 25, 2023

Revolving credit facility 8.2% YTD 2024; 8.6% YTD 2023	$88,000	$—	$157,000
U.S. term loan averaging 7.3% YTD 2024	1,000,000	—	—
Notes
2025 U.S. fixed rate senior secured notes at 5.500%	—	1,000,000	1,000,000
2027 U.S. fixed rate senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 U.S. fixed rate senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 U.S. fixed rate senior unsecured notes at 5.250%	500,000	500,000	500,000
	2,388,000	2,300,000	2,457,000
Less current portion	(10,000)	—	—
	2,378,000	2,300,000	2,457,000
Less debt issuance costs and original issue discount	(29,210)	(24,549)	(29,414)
	$2,348,790	$2,275,451	$2,427,586

Term Debt and Revolving Credit Facilities
On May 1, 2024, Cedar Fair entered into a new credit agreement (the "2024 Credit Agreement"), which includes a $1.0 billion senior secured term loan facility and included a $300 million revolving credit facility. The revolving credit facility replaced the existing revolving credit facility under Cedar Fair's prior credit agreement (the "2017 Credit Agreement"). The facilities provided under the 2024 Credit Agreement are collateralized by substantially all of the assets of the Partnership and its wholly owned domestic subsidiaries, subject to customary exceptions set forth in the 2024 Credit Agreement. Upon consummation of the Mergers, the 2024 Credit Agreement was assumed by the Combined Company, subsidiaries of Former Six Flags became borrowers and/or guarantors under the 2024 Credit Agreement, and the 2024 Credit Agreement was amended. See the Subsequent Events footnote at Note 11 for additional information.

The senior secured term loan facility under the 2024 Credit Agreement amortizes at 25 basis points ("bps") quarterly, or $10.0 million per year; matures on May 1, 2031; and bears interest at Term Secured Overnight Financing Rate ("SOFR") plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum.

The revolving credit facility under the 2024 Credit Agreement bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.0x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement and which increased to 3.5x Net First Lien Leverage Ratio following the consummation of the Mergers). Prior to the amendment in connection with the Mergers, the revolving credit facility would have matured on February 10, 2028, subject to a springing maturity date on the date that was 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date.

There was $88.0 million of outstanding borrowings under the revolving credit facility as of June 30, 2024. The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $19.9 million, Cedar Fair had $192.1 million of availability under its revolving credit facility as of June 30, 2024.

The total senior secured revolving credit facility capacity under the 2017 Credit Agreement was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bore interest at SOFR plus 350 bps with a SOFR adjustment of 10 bps per annum and a floor of zero, required the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, and was collateralized by substantially all of the assets of the Partnership. Under the 2017 Credit Agreement, the senior secured revolving credit facility would have matured on February 10, 2028, provided that the maturity date would have been (x) January 30, 2025 if at least $200 million of the 2025 senior notes remained outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remained outstanding as of that date. During 2022, Cedar Fair fully repaid the term loan facility under the 2017 Credit Agreement.

Notes
In April 2017, Cedar Fair issued $500 million of 5.375% senior unsecured notes due 2027 ("2027 senior notes"). Interest is payable under the 2027 senior notes semi-annually in April and October, with the principal due in full on April 15, 2027. The 2027 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In June 2019, Cedar Fair issued $500 million of 5.250% senior unsecured notes due 2029 ("2029 senior notes"). Interest is payable under the 2029 senior notes semi-annually in January and July, with the principal due in full on July 15, 2029. The 2029 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In October 2020, Cedar Fair issued $300 million of 6.500% senior unsecured notes due 2028 ("2028 senior notes"). Interest is payable under the 2028 senior notes semi-annually in April and October with the principal due in full on October 1, 2028. The 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In April 2020, Cedar Fair issued $1.0 billion of 5.500% senior secured notes due 2025 ("2025 senior notes") in a private placement. The 2025 senior notes and the related guarantees were secured by first-priority liens on the issuers' and the guarantors' assets that secured all the obligations under the 2017 Credit Agreement. Interest was payable under the 2025 senior notes semi-annually in May and November, with the principal due in full on May 1, 2025. On May 2, 2024, the net proceeds from the new senior secured term loan facility under the 2024 Credit Agreement and cash on hand were used to redeem all of the 2025 senior notes. The redemption price was $1.0 billion in aggregate principal amount, plus accrued interest to the redemption date. As a result of the May 2024 refinancing, Cedar Fair recognized a $5.9 million loss on early debt extinguishment during the second quarter of 2024, inclusive of the write-off of debt issuance costs.

See Note 11 regarding the Combined Company's assumption of Former Six Flags and Former Cedar Fair's notes and the addition of guarantors as to various debt obligations in connection with the completion of the Mergers.

As market conditions warrant, the Combined Company may from time to time repurchase outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
With respect to the revolving credit facility only, the 2024 Credit Agreement includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter except for the quarter in which the consummation of the Mergers occurred. The maximum Net First Lien Leverage Ratio following the consummation of the Mergers is 5.25x beginning with the test period ending on or about December 31, 2024, with 25 bps step-downs each year culminating at 4.5x beginning with the test period ending on or about December 31, 2027.

The 2024 Credit Agreement and fixed rate note agreements include restricted payment provisions, which could limit the Combined Company's ability to pay dividends. Under the 2024 Credit Agreement, if the pro forma Net Secured Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 3.00x, the Combined Company can make unlimited restricted payments so long as no default or event of default has occurred and is continuing. If the pro forma Net Total Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 5.25x, the Combined Company can make restricted payments up to the Cumulative Credit (as defined in the 2024 Credit Agreement). Irrespective of any leverage calculations, the Combined Company can make restricted payments not to exceed the greater of 7.0% of Market Capitalization (as defined in the 2024 Credit Agreement) and $200 million annually.

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, if the pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool. Cedar Fair's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of June 30, 2024.

On November 9, 2023, Cedar Fair entered into supplemental indentures related to the 2025 senior notes, 2027 senior notes, 2028 senior notes and 2029 senior notes (the "Amendments") following receipt of requisite consents from the holders of the notes. The Amendments enabled Cedar Fair to select November 2, 2023, the date the Merger Agreement with Six Flags was entered into, as the testing date for purposes of calculating, with respect to the Mergers and related transactions, any and all ratio tests under those notes, each of which was satisfied when tested on November 2, 2023. To become operative, the Amendments required a payment upon the consummation of the Mergers. The payment related to the 2025 senior notes was still required despite the redemption of those notes in May 2024.

(7) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of June 30, 2024, December 31, 2023, and June 25, 2023 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	June 30, 2024		December 31, 2023		June 25, 2023
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$399	$399	$319	$319	$441	$441
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(1,000,000)	$(997,500)	—	—	—	—
2025 senior notes	Long-Term Debt (1)	Level 2	—	—	$(1,000,000)	$(996,250)	$(1,000,000)	$(990,000)
2027 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(491,250)	$(500,000)	$(490,000)	$(500,000)	$(471,250)
2028 senior notes	Long-Term Debt (1)	Level 1	$(300,000)	$(300,000)	$(300,000)	$(298,125)	$(300,000)	$(291,375)
2029 senior notes	Long-Term Debt (1)	Level 1	$(500,000)	$(477,500)	$(500,000)	$(472,500)	$(500,000)	$(448,750)
(1)Carrying values of long-term debt balances are before reductions for debt issuance costs and original issue discount of $29.2 million, $24.5 million and $29.4 million as of June 30, 2024, December 31, 2023 and June 25, 2023, respectively.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of June 30, 2024, December 31, 2023 or June 25, 2023.

(8) Income (Loss) per Unit:
Net income (loss) per limited partner unit was calculated based on the following unit amounts:

	Three months ended		Six months ended
(In thousands, except per unit amounts)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Basic weighted average units outstanding	50,766	50,916	50,717	51,268
Effect of dilutive units:
Deferred units	62	50	—	—
Performance units	80	—	—	—
Restricted units	487	435	—	—
Diluted weighted average units outstanding	51,395	51,401	50,717	51,268
Net income (loss) per unit - basic	$1.09	$1.05	$(1.54)	$(1.58)
Net income (loss) per unit - diluted	$1.08	$1.04	$(1.54)	$(1.58)
There were approximately 0.8 million and 0.5 million potentially dilutive units excluded from the computation of diluted loss per limited partner unit for the six month periods ended June 30, 2024 and June 25, 2023, respectively, as their effect would have been anti-dilutive due to the net loss in the periods.

(9) Income and Partnership Taxes:
Cedar Fair was subject to publicly traded partnership tax ("PTP tax") on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal, state and local income taxes on income from its corporate subsidiaries and foreign income taxes on its foreign subsidiary. As such, the total provision (benefit) for taxes includes amounts for the PTP gross income tax and federal, state, local and foreign income taxes. Under applicable accounting rules, the total provision (benefit) for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

The total tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the applicable quarterly income (loss). The consolidated estimated annual effective tax rate differed from the statutory federal income tax rate primarily due to state, local and foreign income taxes, and certain partnership level income not being subject to federal tax.

Unrecognized tax benefits, including accrued interest and penalties, were not material in any period presented. Interest and penalties related to unrecognized tax benefits are recognized as income tax expense.

The Inflation Reduction Act was signed into law on August 16, 2022 and created a new 15% corporate alternative minimum tax ("CAMT") based on adjusted financial statement income. The effective date of the provision was January 1, 2023. Cedar Fair will not be subject to CAMT as its reported earnings for each of the past three years did not exceed $1 billion.

On June 20, 2024, the Canadian government enacted Pillar Two legislation that includes the Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax (as defined in the Global Minimum Tax Act). The Canadian legislation is effective for the fiscal year beginning January 1, 2024. Management performed an assessment of the potential exposure to Pillar Two income taxes related to Cedar Fair. This assessment was based on the most recent information available regarding the financial performance of the constituent entities in the Partnership. Management considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there was no material impact to the Cedar Fair tax provision for the six months ended June 30, 2024. The Combined Company will continue to evaluate the impact of these tax law changes on future reporting periods.

(10) Partners' Equity:
On August 3, 2022, Former Cedar Fair announced that the Board of Directors of its general partner approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. There were 0.2 million and 1.4 million limited partnership units repurchased under the August 2022 repurchase program during the three and six months ended June 25, 2023, respectively, at an average price of $45.17 and $44.00 per limited partner unit for an aggregate amount of $7.8 million and $62.5 million, respectively. There was no remaining availability under the August 2022 repurchase program following the repurchase of units under that program during April 2023. Accordingly, there were no limited partnership units repurchased under the August 2022 repurchase program during the six months ended June 30, 2024.

On May 4, 2023, Former Cedar Fair announced that the Board of Directors of its general partner authorized the Partnership to repurchase additional units for an aggregate amount of not more than $250 million. There were no units repurchased under the May 2023 repurchase program during the six months ended June 30, 2024 or the six months ended June 25, 2023. There was $238.0 million of remaining availability under the May 2023 unit repurchase program as of June 30, 2024.

Subject to applicable rules and regulations, Cedar Fair could have repurchased units from time-to-time in the open market or by negotiated transactions. The amount and timing of such repurchases were based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other business considerations. No limit was placed on the duration of either repurchase program. The Partnership was not obligated to repurchase any minimum dollar amount or specific number of units, and could modify, suspend, or discontinue the program at any time. There are no repurchase programs outstanding related to the Combined Company following the Mergers.

(11) Subsequent Events:
On July 1, 2024, Six Flags Entertainment Corporation completed the previously announced merger of equals transaction contemplated by the Merger Agreement, by and among the Combined Company, Cedar Fair, Former Six Flags and Copper Merger Sub. Upon the consummation of the Mergers, the separate legal existences of each of Copper Merger Sub, Cedar Fair and Former Six Flags ceased, and the Combined Company changed its name to “Six Flags Entertainment Corporation”. The Combined Company trades on the New York Stock Exchange under the ticker symbol "FUN". The Mergers were entered into to create a leading amusement park operator with an expanded and diversified property portfolio, improved guest experience utilizing the complementary operating capabilities of Cedar Fair and Former Six Flags, and the opportunity for accelerated investment in the Cedar Fair and Former Six Flags properties with the cash flows of the Combined Company.

Upon completion of the Mergers, subject to certain exceptions, (i) each issued and outstanding unit of limited partnership interest in Cedar Fair, including limited partnership interests underlying depositary units representing limited partnership interests on deposit (each a “Cedar Fair Unit” and collectively, the “Cedar Fair Units”) (excluding any (a) units held in the treasury of Cedar Fair or owned by the Cedar Fair Management, Inc., the general partner of Cedar Fair (“Cedar Fair General Partner”) and (b) restricted units of Cedar Fair, which were converted into restricted shares of Combined Company Common Stock based on the Cedar Fair Exchange Ratio, as further described below), was converted into the right to receive one (1) share of common stock, par value $0.01 per share, of the Combined Company (the “Combined Company Common Stock”) (the “Cedar Fair Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company Common Stock, without interest and (ii) each issued and outstanding share of common stock, par value $0.025 per share of Former Six Flags (the “Six Flags Common Stock”) (excluding any (a) shares of Six Flags Common Stock held in treasury of Former Six Flags and (b) restricted shares of Former Six Flags, which were converted into restricted shares of Combined Company Common Stock based on the Former Six Flags Exchange Ratio, as further described below), was converted into the right to receive 0.5800 shares of Combined Company Common Stock (the “Six Flags Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company Common Stock, without interest. Following the close of the transaction, the holders of units of the Cedar Fair Units owned approximately 51.2% of the outstanding shares of the Combined Company Common Stock and the holders of the Six Flags Common Stock owned approximately 48.8% of the outstanding shares of the Combined Company.

The Mergers will be accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer. The purchase price allocation for Former Six Flags remains preliminary as the Combined Company's management completes its valuation assessment. During the three and six months ended June 30, 2024, Cedar Fair incurred costs related to the Mergers totaling $11.1 million and $21.3 million, respectively, which included third-party legal and consulting costs related to the transaction, as well as integration costs related to the Mergers. Integration costs included third-party consulting costs, travel costs and contract termination costs. These costs were recorded within "Selling, general and administrative" in the consolidated statement of operations and comprehensive income (loss).

Special Dividend
As previously announced by Former Six Flags, on June 18, 2024, Former Six Flags declared a special dividend, payable to holders of record of Six Flags Common Stock as of the close of business one business day prior to the closing date, June 28, 2024, with a per share amount of $1.53, which is equal to (a) $1.00 plus (b) the product (rounded up to the nearest whole cent) of (i) the Six Flags Exchange Ratio and (ii) the aggregate amount of distributions per unit declared or paid by Cedar Fair with respect to a Cedar Fair Unit with a record date following November 2, 2023 and prior to the time the Six Flags Merger became effective (the “Closing Effective Time”) after giving effect to appropriate adjustments to reflect the Mergers (the “Special Dividend”), which distributions per Cedar Fair Unit were $0.90 in the aggregate. The payment of the Special Dividend was completed on or about July 8, 2024.

Treatment of Equity Awards and Treasury Stock
At the time the Cedar Fair First Merger became effective (the “Cedar Fair First Merger Effective Time”), each outstanding Cedar Fair equity award (other than each Cedar Fair deferred unit) was converted into a corresponding award relating to shares of Combined Company Common Stock, with the number of shares of Combined Company Common Stock subject to such converted award based on the Cedar Fair Exchange Ratio. The converted Cedar Fair equity awards remain outstanding and subject to the same terms and conditions applied under the Cedar Fair's prior omnibus incentive plans and the applicable award agreements immediately prior to the Cedar Fair First Merger Effective Time, including vesting protections for qualifying terminations that occur within a period of 24 months following the closing of the Mergers. Cedar Fair Performance Units were converted based on the higher of target performance and actual performance or, in the case of awards (or portion thereof) related to any performance period that would have begun after the Closing Effective Time, were converted based on target performance and will not be subject to future performance-based vesting conditions (but remain subject to service-based vesting conditions). Any outstanding Cedar Fair Deferred Units were settled at the First Cedar Fair Merger Effective Time in either cash or shares of Combined Company Common Stock in accordance with such terms.

Each Cedar Fair Unit held (i) in the treasury of Cedar Fair or (ii) by the Cedar Fair General Partner, in each case, immediately prior to the Cedar Fair First Merger Effective Time, was canceled and retired and ceases to exist, and no consideration was delivered in exchange therefor.

At Closing Effective Time, generally and other than as may be provided in certain employment agreements to be entered into in connection with the Mergers, each Former Six Flags equity award was converted into a corresponding award relating to shares of Combined Company Common Stock, with the number of shares of Combined Company Common Stock subject to such converted award based on the Six Flags Exchange Ratio. The converted Former Six Flags equity awards remain outstanding and subject to the same terms and conditions as applied under the Former Six Flags Equity Plan and the applicable award agreements immediately prior to the Closing Effective Time (except that (i) performance-based awards were converted based on the higher of target and actual performance and will not be subject to future performance-based vesting conditions (but remain subject to service-based vesting conditions) and (ii) all converted awards are subject to vesting protections for qualifying terminations that occur within a period of 24 months following the Closing). Any Former Six Flags Deferred Share Unit Awards were settled at the time of the Closing Effective Time in shares of Combined Company Common Stock based on the Six Flags Exchange Ratio. Former Six Flags equity awards were eligible for payment of the Special Dividend; provided, that such amount will not be paid until such time as the underlying Former Six Flags equity award, as converted, becomes vested or settled pursuant to its terms (if at all).

Each share of Six Flags Common Stock held in the treasury of Six Flags immediately prior to the Closing Effective Time, was canceled and retired and ceases to exist, and no consideration was delivered in exchange therefor.

2024 Credit Agreement
In connection and substantially concurrently with the closing of the Mergers, the Combined Company succeeded to and assumed all of the obligations of Cedar Fair under the 2024 Credit Agreement, Six Flags Theme Park Inc. ("SFTP") became a borrower under the 2024 Credit Agreement, and the subsidiaries of Former Six Flags that are co-issuers and/or guarantors under the 2025 Six Indenture (as defined below) and/or the 2032 Six Indenture (as defined below) guaranteed the obligations under the 2024 Credit Agreement.

Substantially concurrently with the closing of the Mergers, the Combined Company entered into the First Amendment and Incremental Assumption Agreement to the 2024 Credit Agreement (the "First Amendment"). The First Amendment increased the revolving credit facility capacity to $850 million and extended the maturity date to July 1, 2029, subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date.

Supplemental Indentures of Former Six Flags Existing Notes
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company entered into supplemental indentures to assume all of Former Six Flags’ obligations under the indenture, dated as of June 16, 2016 (the “2024 Six Indenture”); the indenture, dated as of April 13, 2017 (the “2027 Six Indenture”); the indenture, dated as of April 22, 2020 (the “2025 Six Indenture” and the secured notes issued thereunder, the “2025 Secured Notes”); the indenture, dated as of May 3, 2023 (the “2031 Six Indenture”); and the indenture, dated as of May 2, 2024 (the “2032 Six Indenture” and the secured notes issued thereunder, the “2032 Secured Notes” and, together with the 2024 Six Indenture, the 2027 Six Indenture, the 2025 Six Indenture, the 2031 Six Indenture and the notes issued thereunder, the "Former Six Flags Notes"). In addition, under the supplemental indenture to the 2032 Six Indenture, each of the Cedar Fair co-issuers under the 2024 Credit Agreement became co-issuers of the 2032 Secured Notes and each of the Cedar Fair subsidiary guarantors under the 2024 Credit Agreement became guarantors of the 2032 Secured Notes. Under the supplemental indentures for all other Former Six Flags Notes, each of the Cedar Fair co-issuers and subsidiary guarantors under the 2024 Credit Agreement became guarantors of the 2024 Six Indenture, 2027 Six Indenture, 2025 Six Indenture and 2031 Six Indenture and the notes issued thereunder.

In connection with the execution of the supplemental indentures to the 2025 Six Indenture and the 2032 Six Indenture, each of the Cedar Fair subsidiary guarantors under the 2024 Credit Agreement (the "Cedar Fair Subsidiary Guarantors") also entered into certain security agreements, pursuant to which the Cedar Fair Subsidiary Guarantors granted a first priority security interest in substantially all of their assets (subject to certain exceptions) to secure the 2025 Secured Notes and the 2032 Secured Notes.

Supplemental Indentures of Cedar Fair Existing Notes
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company entered into supplemental indentures to assume all of Cedar Fair's obligations under the indentures governing the 2027 Senior Notes, 2028 Senior Notes and 2029 Senior Notes (collectively, the "Cedar Fair Notes"). In addition, under the supplemental indentures for the Cedar Fair Notes, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement, as amended, agreed to fully and unconditionally guarantee the Cedar Fair Notes.

2024 Omnibus Incentive Plan
The 2024 Omnibus Incentive Plan was adopted by CopperSteel HoldCo, Inc. and approved by CopperSteel HoldCo, Inc.'s stockholders prior to the Mergers, and is effective as of the Closing Date. The 2024 Omnibus Incentive Plan allows the Combined Company to award up to 8.0 million shares of Combined Company Common Stock as an element of compensation to any employee, officer, non-employee director, or consultant at the discretion of the People, Culture & Compensation Committee (the "Compensation Committee") of the Board of Directors. The types of awards available under the 2024 Omnibus Incentive Plan include stock options, stock appreciation rights, restricted stock awards, restricted stock units (including performance units), other awards and dividend equivalent rights. Outstanding awards under the Cedar Fair 2016 Omnibus Incentive Plan and the Former Six Flags Long Term Incentive Plan continue to be in effect and are governed by the terms of those plans, but no new awards can be issued under either legacy plan.

Payment of the 2024 Six Indenture
On July 31, 2024, the remainder of the outstanding notes under the 2024 Six Indenture was paid by the Combined Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to facilitate an understanding of Cedar Fair's business and results of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion should also be read in conjunction with Cedar Fair's consolidated financial statements and related notes thereto, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Cedar Fair's Annual Report on Form 10-K for the year ended December 31, 2023. A discussion and analysis of Former Six Flags's business and results of operations can be found within the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Current Report on Form 8-K to be filed by the Combined Company concurrently with this Quarterly Report on Form 10-Q.

Merger Agreement with Six Flags:
On July 1, 2024, Six Flags Entertainment Corporation completed the previously announced merger of equals transaction contemplated by the Merger Agreement, by and among CopperSteel HoldCo, Inc., Cedar Fair, Former Six Flags and Copper Merger Sub. Upon the consummation of the Mergers, the separate legal existences of each of Copper Merger Sub, Cedar Fair and Former Six Flags ceased, and the Combined Company changed its name to “Six Flags Entertainment Corporation”. The Combined Company trades on the New York Stock Exchange under the ticker symbol "FUN". References to the "Partnership," "Cedar Fair," or "Former Cedar Fair" are to Cedar Fair prior to the Mergers, and references to the "Combined Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. The Mergers were entered into to create a leading amusement park operator with an expanded and diversified property portfolio, improved guest experience utilizing the complementary operating capabilities of Cedar Fair and Former Six Flags, and the opportunity for accelerated investment in the Cedar Fair and Former Six Flags properties with the cash flows of the Combined Company.

Except where specifically noted, references within Management's Discussion and Analysis of Financial Condition and Results of Operations are to Cedar Fair prior to the consummation of the Mergers without giving specific consideration to the Combined Company post-Mergers or plans of Combined Company management after the Mergers as Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. For additional information, see the Explanatory Note in this Quarterly Report on Form 10-Q.

Business Overview:
The Combined Company generates revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Combined Company's principal costs and expenses, which include salaries and wages, operating supplies, maintenance and advertising, are relatively fixed for a typical operating season and do not vary significantly with attendance.

Each of the Cedar Fair parks are overseen by a general manager and operate autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, Senior Vice Presidents and the general managers of the parks. Cedar Fair operates within a single reportable segment of amusement/water parks with accompanying resort facilities. The Combined Company is expected to operate in a similar manner.

Critical Accounting Policies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the unaudited condensed consolidated financial statements of Former Cedar Fair, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the unaudited condensed consolidated financial statements:
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes
During the second quarter of 2024, there were no changes in the above critical accounting policies from those previously disclosed in Cedar Fair's Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations (FORMER CEDAR FAIR, L.P.):
The following operational measures are key performance metrics in Cedar Fair's managerial and operational reporting. They are used as major factors in significant operational decisions as they are primary drivers of financial and operational performance, measuring demand, pricing and consumer behavior. In-park revenues, in-park per capita spending and out-of-park revenues are non-GAAP measures.
Attendance is defined as the number of guest visits to amusement parks and separately gated outdoor water parks.
In-park per capita spending is calculated as revenues generated within the amusement parks and separately gated outdoor water parks, along with related parking revenues (in-park revenues), divided by total attendance.
Out-of-park revenues are defined as revenues from resorts, out-of-park food and retail locations, online transaction fees charged to customers, sponsorships, and all other out-of-park operations.
Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside third parties under concessionaire arrangements; see Note 3 for a reconciliation of in-park revenues and out-of-park revenues to net revenues.

Six months ended June 30, 2024 vs. Six months ended June 25, 2023 (FORMER CEDAR FAIR, L.P.)
The current six-month period included 906 operating days compared with 897 operating days for the six-month period ended June 25, 2023. The current period included 102 additional operating days due to a fiscal calendar shift. As a result of the fiscal calendar shift, the current period included 26 weeks of results, while the prior period included 25 weeks of results. The additional operating days due to the calendar shift were largely offset by fewer planned early season operating days at some of Cedar Fair's seasonal parks. In particular, Carowinds, Kings Dominion and California's Great America were open additional days in January and February in the prior period that were not planned in the current period. Due to the variance in impact of early season operating days to peak season operating days and the additional week of results in the current period, a same-week analysis comparing the six months ended June 30, 2024 with the six months ended July 2, 2023 has been included.

The following table presents key financial information for Former Cedar Fair for the six months ended June 30, 2024 and June 25, 2023:

	Six months ended		Increase (Decrease)
	June 30, 2024	June 25, 2023	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$673,231	$585,536	$87,695	15.0%
Operating costs and expenses	602,254	542,276	59,978	11.1%
Depreciation and amortization	67,327	61,775	5,552	9.0%
Loss on impairment / retirement of fixed assets, net	6,735	10,761	(4,026)	N/M
Operating loss	$(3,085)	$(29,276)	$26,191	89.5%

Other Data:
Attendance	9,984	8,456	1,528	18.1%
In-park per capita spending	$59.67	$61.84	$(2.17)	(3.5)%
Out-of-park revenues	$96,493	$81,708	$14,785	18.1%
Operating days	906	897	9	1.0%

N/M        Not meaningful due to the nature of the expense line-item.
For the six months ended June 30, 2024, net revenues increased $87.7 million, or 15.0%, compared with the six months ended June 25, 2023. The increase in net revenues reflected the impact of a 1.5 million-visit, or 18.1%, increase in attendance and an 18.1%, or $14.8 million, increase in out-of-park revenues, partially offset by the impact of a 3.5% decrease in in-park per capita spending to $59.67. The increase in attendance was primarily driven by the inclusion of an additional calendar week in the current period, higher season pass sales and improved weather in California, and increased demand at Cedar Fair's parks with significant marketable new rides and attractions. These factors were partially offset by the impact of fewer planned operating days. The decrease in in-park per capita spending was primarily attributable to a planned decrease in average season pass pricing and a higher mix of season pass visitation, partially offset by improved in-park per capita spending for food and beverage and extra-charge products, including Fast Lane. The increase in out-of-park revenues was largely attributable to the additional calendar week in the current period, as well as additional sponsorship revenues and increased revenues from the Knott's Hotel following a recent renovation. The increase in net revenues included a $1.0 million unfavorable impact of foreign currency exchange rates at Cedar Fair's Canadian park.

Operating costs and expenses for the six months ended June 30, 2024 increased $60.0 million, or 11.1%, compared with the six months ended June 25, 2023. The increase in operating costs and expenses was the result of a $40.9 million increase in selling, general and administrative ("SG&A") expenses, a $13.3 million increase in operating expenses and a $5.9 million increase in cost of goods sold. The increase in SG&A expenses was primarily attributable to $21.3 million of costs associated with the Mergers, an increase in equity-based compensation plan expense as a result of improved performance expectations, and the impact of the additional calendar week in the current period. The increase in operating expenses was due to the additional calendar week in the current period. Excluding the additional calendar week, operating expenses decreased largely as a result of a planned reduction in labor costs, including declines in seasonal hours and full-time head count, and the related benefits and taxes; all of which were somewhat offset by an increase in self-insurance reserves. Cost of goods sold as a percentage of food, merchandise and games revenue decreased 1.8% driven by both planned reductions in costs and higher pricing. The increase in operating costs and expenses included a $0.5 million favorable impact of foreign currency exchange rates at Cedar Fair's Canadian park.

Depreciation and amortization expense for the six months ended June 30, 2024 increased $5.6 million compared with the six months ended June 25, 2023, due to the additional calendar week in the current period. The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business, which in the prior period included the retirement of two specific assets.

After the items above, the operating loss for the six months ended June 30, 2024 totaled $3.1 million compared with an operating loss of $29.3 million for the six months ended June 25, 2023.

Interest expense for the six months ended June 30, 2024 increased $5.2 million as a result of the refinancing events during the current period, including the full redemption of the 2025 senior notes which were refinanced with a $1.0 billion senior secured term loan facility. The refinancing events also resulted in a loss on early debt extinguishment of $5.9 million during the current period. Cedar Fair recognized a $7.0 million net charge to earnings for foreign currency gains and losses in the current period compared with a $6.7 million net benefit to earnings in the prior period. Both amounts primarily represented the remeasurement of U.S. dollar denominated notes to the Canadian entity's functional currency.

During the six months ended June 30, 2024, a benefit for taxes of $12.2 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $10.4 million for the six months ended June 25, 2023. The increase in benefit for taxes was primarily attributable to a higher estimated annual effective tax rate resulting from the effect of costs related to the Mergers on partnership pre-tax income.

After the items above, net loss for the six months ended June 30, 2024 totaled $77.9 million, or $1.54 per diluted limited partner unit, compared with a net loss of $81.0 million, or $1.58 per diluted limited partner unit, for the six months ended June 25, 2023.

As stated above, the results for the six months ended June 30, 2024 included an additional calendar week as compared with the six months ended June 25, 2023. On a same-week basis, or comparing the six months ended June 30, 2024 with the six months ended July 2, 2023, net revenues would have increased $17.1 million, or 3%, and attendance would have increased 0.5 million visits, or 5%. In-park per capita spending would have decreased $2.10, or 3%, and out-of-park revenues would have increased $5.7 million, or 6%. Operating costs and expenses, including costs related to the Mergers, on a same-week basis would have increased $24.9 million, or 4%, as a result of a $35.9 million increase in SG&A expenses offset by a $10.6 million decrease in operating expenses and a $0.4 million decrease in cost of goods sold. Depreciation and amortization would have decreased by $0.7 million, or 1%. The fluctuations in loss on impairment / retirement of fixed assets, interest expense, loss on early debt extinguishment, foreign currency loss (gain), and benefit for taxes on a same-week basis were not materially impacted by the additional calendar week in the current period. After these items, net loss on a same-week basis would have increased $25.1 million, or 48%. For purposes of reconciling in-park revenues and out-of-park revenues to net revenues, concessionaire remittance on a same-week basis totaled $21.0 million for the six months ended July 2, 2023.

Three months ended June 30, 2024 vs. Three months ended June 25, 2023 (FORMER CEDAR FAIR, L.P.)
The current three-month period included 789 operating days compared with 736 operating days for the three-month period ended June 25, 2023. The current period included 86 additional operating days due to the fiscal calendar shift. The current period included the results for the 13 weeks ended June 30 while the prior period included the results for the 13 weeks ended June 25. The additional operating days due to the calendar shift were somewhat offset by fewer planned early season operating days at some of Cedar Fair's seasonal parks. Due to the calendar shift and the resulting change in operating days, a same-week analysis comparing the thirteen week period ended June 30, 2024 with the thirteen week period ended July 2, 2023 has been included.

The following table presents key financial information for Former Cedar Fair for the three months ended June 30, 2024 and June 25, 2023:

	Three months ended		Increase (Decrease)
	June 30, 2024	June 25, 2023	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$571,616	$500,982	$70,634	14.1%
Operating costs and expenses	387,281	352,090	35,191	10.0%
Depreciation and amortization	57,015	48,094	8,921	18.5%
Loss on impairment / retirement of fixed assets, net	4,121	7,125	(3,004)	N/M
Operating income	$123,199	$93,673	$29,526	31.5%

Other Data:
Attendance	8,635	7,397	1,238	16.7%
In-park per capita spending	$59.54	$61.46	$(1.92)	(3.1)%
Out-of-park revenues	$73,228	$62,483	$10,745	17.2%
Operating days	789	736	53	7.2%

N/M        Not meaningful due to the nature of the expense line-item.
For the three months ended June 30, 2024, net revenues increased $70.6 million, or 14.1%, compared with the three months ended June 25, 2023. The increase in net revenues reflected the impact of a 1.2 million-visit, or 16.7%, increase in attendance and a 17.2%, or $10.7 million, increase in out-of-park revenues, partially offset by the impact of a 3.1% decrease in in-park per capita spending to $59.54. The increase in attendance was primarily driven by the calendar shift in the current period, higher season pass sales at Knott's Berry Farm, and increased demand at Cedar Fair's parks with significant marketable new rides and attractions. These factors were partially offset by the impact of fewer planned operating days. The decrease in in-park per capita spending was primarily attributable to a planned decrease in average season pass pricing and a higher mix of season pass visitation, partially offset by improved in-park per capita spending for food and beverage and extra-charge products, including Fast Lane. The increase in out-of-park revenues was largely attributable to the calendar shift in the current period, as well as additional sponsorship revenues and increased revenues from the Knott's Hotel following a recent renovation. The increase in net revenues included a $1.9 million unfavorable impact of foreign currency exchange rates at Cedar Fair's Canadian park.

Operating costs and expenses for the three months ended June 30, 2024 increased $35.2 million, or 10.0%, compared with the three months ended June 25, 2023. The increase in operating costs and expenses was the result of a $25.9 million increase in SG&A expenses, a $4.7 million increase in operating expenses and a $4.6 million increase in cost of goods sold. The increase in SG&A expenses was primarily attributable to $11.1 million of costs associated with the Mergers, an increase in equity-based compensation plan expense as a result of improved performance expectations, and the impact of the calendar shift in the current period. The increase in operating expenses was due to the calendar shift in the current period. Excluding the calendar shift, operating expenses decreased largely as a result of a planned reduction in labor costs, including declines in seasonal hours and full-time head count, and the related taxes and benefits. Cost of goods sold as a percentage of food, merchandise and games revenue decreased 1.7% driven by both planned reductions in costs and higher pricing. The increase in operating costs and expenses included a $1.3 million favorable impact of foreign currency exchange rates at Cedar Fair's Canadian park.

Depreciation and amortization expense for the three months ended June 30, 2024 increased $8.9 million compared with the three months ended June 25, 2023 largely due to additional planned operating days in the current period. The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business, which in the prior period included the retirement of one specific asset.

After the items above, operating income for the three months ended June 30, 2024 totaled $123.2 million compared with operating income of $93.7 million for the three months ended June 25, 2023.

Interest expense for the three months ended June 30, 2024 increased $2.7 million as a result of the refinancing events during the current period, including the full redemption of the 2025 senior notes in full which were refinanced with a $1.0 billion senior secured term loan facility. The refinancing events also resulted in a loss on early debt extinguishment of $5.9 million during the current period. Cedar Fair recognized a $1.8 million net charge to earnings for foreign currency gains and losses in the current period compared with a $10.7 million net benefit to earnings in the prior period. Both amounts primarily represented the remeasurement of U.S. dollar denominated notes to the Canadian entity's functional currency.

During the three months ended June 30, 2024, a provision for taxes of $20.2 million was recorded to account for PTP taxes and federal, state, local and foreign income taxes compared with $13.7 million for the three months ended June 25, 2023. The increase in provision for taxes was primarily attributable to higher pretax income from Cedar Fair's taxable subsidiaries in the current period.

After the items above, net income for the three months ended June 30, 2024 totaled $55.6 million, or $1.08 per diluted limited partner unit, compared with $53.6 million, or $1.04 per diluted limited partner unit, for the three months ended June 25, 2023.

As stated above, the results for the three months ended June 30, 2024 included a calendar shift as compared with the three months ended June 25, 2023. On a same-week basis, or comparing the thirteen week period ended June 30, 2024 with the thirteen week period ended July 2, 2023, net revenues would have increased $14.2 million, or 3%, and attendance would have increased 0.4 million visits, or 4%. In-park per capita spending would have decreased $1.62, or 3%, and out-of-park revenues would have increased $4.1 million, or 6%. Operating costs and expenses, including costs related to the Mergers, on a same-week basis would have increased $14.6 million, or 4%, as a result of a $23.3 million increase in SG&A expenses offset by an $8.5 million decrease in operating expenses and a $0.1 million decrease in cost of goods sold. Depreciation and amortization would have increased by $4.0 million, or 8%. The fluctuations in loss on impairment / retirement of fixed assets, interest expense, loss on early debt extinguishment, foreign currency loss (gain), and provision for taxes on a same-week basis were not materially impacted by the calendar shift in the current period. After these items, net income on a same-week basis would have decreased $28.9 million, or 34%. For purposes of reconciling in-park revenues and out-of-park revenues to net revenues, concessionaire remittance on a same-week basis totaled $17.3 million for the thirteen week period ended July 2, 2023.

July Update
For the five week period ended August 4, 2024, preliminary attendance for the Combined Company totaled 10.9 million visits, which was down 3% compared with the five week period ended August 6, 2023. A majority of the decline in attendance was attributable to four parks where operations were either partially or entirely disrupted, including a utility disruption at Michigan's Adventure, flooding at Valleyfair, and the effects of Hurricane Beryl on Schlitterbahn Waterpark Galveston and Six Flags Hurricane Harbor Splashtown in Houston, Texas.

Adjusted EBITDA (FORMER CEDAR FAIR, L.P.)
Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in Cedar Fair's current and prior credit agreements. Adjusted EBITDA is not a measurement of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. Management believes Adjusted EBITDA is a meaningful measure of park-level operating profitability, and uses it for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is widely used by analysts, investors and comparable companies in the industry to evaluate operating performance on a consistent basis, as well as more easily compare results with those of other companies in the industry. This measure is provided as a supplemental measure of Cedar Fair's operating results and may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Adjusted EBITDA to net income (loss) for the three and six-month periods ended June 30, 2024 and June 25, 2023.

	Three months ended		Six months ended
(In thousands)	June 30, 2024	June 25, 2023	June 30, 2024	June 25, 2023
Net income (loss)	$55,553	$53,564	$(77,914)	$(80,982)
Interest expense	40,040	37,366	74,736	69,495
Interest income	(215)	(178)	(575)	(692)
Provision (benefit) for taxes	20,210	13,663	(12,206)	(10,427)
Depreciation and amortization	57,015	48,094	67,327	61,775
EBITDA	172,603	152,509	51,368	39,169
Loss on early debt extinguishment	5,911	—	5,911	—
Non-cash foreign currency loss (gain)	1,763	(10,837)	7,002	(7,134)
Non-cash equity compensation expense	9,135	2,567	14,419	7,620
Loss on impairment / retirement of fixed assets, net	4,121	7,125	6,735	10,761
Costs related to the Mergers (1)	11,128	—	21,275	—
Other (2)	803	15	1,574	(101)
Adjusted EBITDA	$205,464	$151,379	$108,284	$50,315
(1)    Consists of third-party legal and consulting transaction costs, as well as integration costs related to the Mergers. Integration costs include third-party consulting costs, travel costs and contract termination costs. See Note 11 for additional information related to the Mergers. These costs are added back to net income (loss) to calculate Adjusted EBITDA as defined in Cedar Fair's current and prior credit agreements and were recorded within "Selling, general and administrative" in the unaudited condensed consolidated statement of operations and comprehensive income (loss).

(2)    Consists of certain costs as defined in Cedar Fair's current and prior credit agreements. These costs are added back to net income (loss) to calculate Adjusted EBITDA and have included certain legal expenses, severance and related benefits, and contract termination costs. This balance also includes unrealized gains and losses on short-term investments.

For the six months ended June 30, 2024, Adjusted EBITDA increased $58.0 million compared with the six months ended June 25, 2023. On a same-week basis, or comparing the six months ended June 30, 2024 with the six months ended July 2, 2023, Adjusted EBITDA would have increased $22.5 million, or 26%. The increase in same-week Adjusted EBITDA was primarily due to an increase in net revenues driven by higher attendance, as well as lower planned costs, particularly labor costs, in the current period.

For the three months ended June 30, 2024, Adjusted EBITDA increased $54.1 million compared with the three months ended June 25, 2023. On a same-week basis, or comparing the thirteen week period ended June 30, 2024 with the thirteen week period ended July 2, 2023, Adjusted EBITDA would have increased $18.2 million, or 10%. The increase in same-week Adjusted EBITDA was primarily due to an increase in net revenues driven by higher attendance, as well as lower planned costs, particularly labor costs, in the current period.

Adjusted EBITDA for the six months ended July 2, 2023 (i.e. the same-week prior period) was calculated as a net loss of $52.8 million plus interest expense of $69.5 million, interest income of $0.7 million, benefit for taxes of $10.4 million, depreciation and amortization expense of $68.0 million, non-cash foreign currency gain of $6.0 million, non-cash equity compensation expense of $7.6 million, loss on impairment / retirement of fixed assets of $10.8 million, and other net benefit of $0.1 million.

Adjusted EBITDA for the thirteen week period ended July 2, 2023 (i.e. the same-week prior period) was calculated as net income of $84.5 million plus interest expense of $37.4 million, interest income of $0.2 million, provision for taxes of $13.7 million, depreciation and amortization expense of $53.0 million, non-cash foreign currency gain of $10.7 million, non-cash equity compensation expense of $2.6 million and loss on impairment / retirement of fixed assets of $7.0 million.

Liquidity and Capital Resources:
The Combined Company's principal sources of liquidity include cash from operating activities, funding from long-term debt obligations and existing cash on hand. Due to the seasonality of the business, pre-opening operations are funded with revolving credit borrowings, which are reduced with positive cash flow during the seasonal operating period. Primary uses of liquidity include operating expenses, capital expenditures, interest payments, and income tax obligations. Following the Mergers, the Combined Company's revolving credit facility was amended to increase the revolving credit facility capacity to $850 million. With the increased revolving credit facility capacity and the Combined Company's cash on hand, the Combined Company has sufficient liquidity to satisfy existing cash obligations through the third quarter of 2025.

Full year capital expenditures at the Cedar Fair parks is expected to total between $200 million and $220 million for 2024. Full year capital expenditures at the Six Flags parks is expected to total between $200 million and $220 million for 2024. Capital expenditures at the Cedar Fair parks include the debut of a world-class roller coaster at Cedar Point, a dive coaster at Dorney Park, the expansion of the children's areas at both Knott's Berry Farm and Kings Island, new water park attractions at Canada's Wonderland, the world's first water coaster for kids at Schlitterbahn New Braunfels, and other rides and attractions, as well as upgraded and expanded food and beverage facilities across the portfolio. Capital expenditures at the Six Flags parks include four new roller coasters, dozens of new rides and guest experiences, and a new world-class resort safari experience at Six Flags Great Adventure Resort.

Cash interest payments on an annualized basis for the Combined Company are expected to range from $300 million and $310 million. Cash payments for income taxes on an annualized basis for the Combined Company are expected to range from $140 million to $150 million.

Cash Flows (FORMER CEDAR FAIR, L.P.)

The following table presents key cash flow information for Former Cedar Fair for the six months ended June 30, 2024 and June 25, 2023:

	Six months ended
	June 30, 2024	June 25, 2023
	(Amounts in thousands)
Net cash from operating activities	$68,627	$13,135
Net cash for investing activities	(117,968)	(124,494)
Net cash from financing activities	37,412	57,952
Effect of exchange rate on cash and cash equivalents	(701)	1,397
Net decrease in cash and cash equivalents	$(12,630)	$(52,010)

Net cash from operating activities for Cedar Fair for the first six months of 2024 totaled $68.6 million, an increase of $55.5 million compared with the same period in the prior year. The increase was primarily due to an additional calendar week in the current period, as well as an increase in net revenues driven by higher attendance and lower planned costs, particularly labor costs, in the current period.

Net cash for investing activities for Cedar Fair for the first six months of 2024 totaled $118.0 million, a decrease of $6.5 million compared with the same period in the prior year. The decrease was due to the timing of capital expenditures.

Net cash from financing activities for Cedar Fair for the first six months of 2024 totaled $37.4 million, a decrease of $20.5 million compared with the same period in the prior year. The decrease was primarily attributable to less revolving credit facility borrowings and additional payments for debt issuance costs in the current period somewhat offset by repurchases of limited partnership units in the prior period.

Contractual Obligations
As of June 30, 2024, Cedar Fair's primary contractual obligations consisted of outstanding long-term debt agreements. Before reduction for debt issuance costs, Cedar Fair's long-term debt agreements at such date consisted of the following:

•$1.0 billion of senior secured term debt, maturing in May 2031 under the 2024 Credit Agreement. The term debt amortizes at 25 bps quarterly, or $10.0 million per year, and bears interest at SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum. There were $10.0 million of current maturities outstanding as of June 30, 2024.

•$500 million of 5.375% senior unsecured notes, maturing in April 2027, issued at par. The 2027 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Interest is payable under the 2027 senior notes semi-annually in April and October.

•$300 million of 6.500% senior unsecured notes, maturing in October 2028, issued at par. The 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Interest is payable under the 2028 senior notes semi-annually in April and October.

•$500 million of 5.250% senior unsecured notes, maturing in July 2029, issued at par. The 2029 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed. Interest is payable under the 2029 senior notes semi-annually in January and July.

•$88.0 million borrowings under the former $300 million senior secured revolving credit facility under the 2024 Credit Agreement. The 2024 Credit Agreement was amended concurrently with the Mergers resulting an increase in the senior secured revolving credit facility capacity to $850 million. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on July 1, 2029, following the amendment to the 2024 Credit Agreement and subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement and following the consummation of the Mergers). The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $19.9 million as of June 30, 2024, Cedar Fair had $192.1 million of availability under the former revolving credit facility. Letters of credit are primarily in place to backstop insurance arrangements.

See Note 11 regarding the Combined Company's assumption of Former Six Flags and Former Cedar Fair's notes and the addition of guarantors as to various debt obligations in connection with the completion of the Mergers.
With respect to the revolving credit facility only, the 2024 Credit Agreement includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter except for the quarter in which the consummation of the Mergers occurred. The maximum Net First Lien Leverage Ratio following the consummation of the Mergers is 5.25x beginning with the test period ending on or about December 31, 2024, with 25 bps step-downs each year culminating at 4.5x beginning with the test period ending on or about December 31, 2027.

The 2024 Credit Agreement and fixed rate note agreements include restricted payment provisions, which could limit the Combined Company's ability to pay dividends. Under the 2024 Credit Agreement, if the pro forma Net Secured Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 3.00x, the Combined Company can make unlimited restricted payments so long as no default or event of default has occurred and is continuing. If the pro forma Net Total Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 5.25x, the Combined Company can make restricted payments up to the Cumulative Credit (as defined in the 2024 Credit Agreement). Irrespective of any leverage calculations, the Combined Company can make restricted payments not to exceed the greater of 7.0% of Market Capitalization (as defined in the 2024 Credit Agreement) and $200 million annually.

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, if the pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool. Cedar Fair's pro forma Total-Indebtedness-to-Consolidated-Cash-Flow Ratio was less than 5.25x as of June 30, 2024.

On November 9, 2023, Cedar Fair entered into supplemental indentures related to the 2025 senior notes, 2027 senior notes, 2028 senior notes and 2029 senior notes (the "Amendments") following receipt of requisite consents from the holders of the notes. The Amendments enabled Cedar Fair to select November 2, 2023, the date the Merger Agreement with Six Flags was entered into, as the testing date for purposes of calculating, with respect to the Mergers and related transactions, any and all ratio tests under those notes, each of which was satisfied when tested on November 2, 2023. To become operative, the Amendments required a payment upon the consummation of the Mergers. The payment related to the 2025 senior notes was still required despite the redemption of those notes in May 2024.

Financial and Non-Financial Disclosure About Issuers and Guarantors of Registered Senior Notes
As discussed within the Long-Term Debt footnote at Note 6, Cedar Fair had three tranches of fixed rate senior notes outstanding as of June 30, 2024 that were registered under the Securities Act of 1933: the 2027, 2028 and 2029 senior notes, or the "registered senior notes". Cedar Fair, L.P., Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) were the co-issuers of the registered senior notes as of June 30, 2024. The registered senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of Cedar Fair (other than the co-issuers) that guaranteed the credit facilities under the 2024 Credit Agreement. A full listing of the issuers and guarantors of the registered senior notes as of June 30, 2024 can be found within Exhibit 22.

Following the second quarter of 2024 and substantially concurrently with the closing and in connection with the Mergers, the Combined Company entered into supplemental indentures to assume all of Cedar Fair's obligations under the indentures governing the registered senior notes. In addition, under the supplemental indentures for the registered senior notes, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement, as amended, agreed to fully and unconditionally guarantee the registered senior notes. Additional information with respect to Cedar Fair's registered senior notes and the related guarantees follows without giving specific consideration to the effect of the Mergers and the related supplemental indentures unless explicitly stated.

The registered senior notes each rank equally in right of payment with all of each issuer’s existing and future senior unsecured debt. However, the registered senior notes rank effectively junior to any secured debt to the extent of the value of the assets securing such debt, including under the 2024 Credit Agreement (and previously ranked effectively junior to any secured debt under the 2017 Credit Agreement, as amended, and the 2025 senior notes).

In the event that the co-issuers (except for Cedar Fair, L.P. prior to the Mergers and Six Flags Entertainment Corporation following the Mergers) or any subsidiary guarantor is released from its obligations under the senior secured credit facilities, such entity will also be released from its obligations under the registered senior notes. In addition, the co-issuers (except for Cedar Fair, L.P. prior to the Mergers and Six Flags Entertainment Corporation following the Mergers) or any subsidiary guarantor can be released from its obligations under the registered senior notes under the following circumstances, assuming the associated transactions are in compliance with the applicable provisions of the indentures governing the registered senior notes: i) any direct or indirect sale, conveyance or other disposition of the capital stock of such entity following which the entity ceases to be a direct or indirect subsidiary of Cedar Fair (or Six Flags Entertainment Corporation following the Mergers) or a sale or disposition of all or substantially all of the assets of such entity; ii) if such entity is dissolved or liquidated; iii) if an entity is designated as an Unrestricted Subsidiary (as defined in each indenture); iv) upon transfer of such entity in a qualifying transaction if following such transfer the entity ceases to be a direct or indirect Restricted Subsidiary (as defined in each indenture) of Cedar Fair (or Six Flags Entertainment Corporation following the Mergers) or is a Restricted Subsidiary that is not a guarantor under any credit facility; or v) in the case of the subsidiary guarantors, upon a discharge of the indenture or upon any legal defeasance or covenant defeasance of the indenture.

The obligations of each guarantor are limited to the extent necessary to prevent such guarantee from constituting a fraudulent conveyance or fraudulent transfer under applicable law. This provision may not, however, protect a guarantee from being voided under fraudulent transfer law, or may reduce the applicable guarantor’s obligation to an amount that effectively makes its guarantee worthless. If a guarantee were rendered voidable, it could be subordinated by a court to all other indebtedness of the guarantor, and depending on the amount of such indebtedness, could reduce the guarantee to zero. Each guarantor that makes a payment or distribution under a guarantee is entitled to a pro rata contribution from each other guarantor based on the respective net assets of the guarantors.

The following tables provide summarized financial information for each of the co-issuers and guarantors of the registered senior notes (the "Obligor Group") as of June 30, 2024 and December 31, 2023. Each entity that was a co-issuer of the registered senior notes is presented separately. The subsidiaries that guaranteed the registered senior notes were presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries were not eliminated. Certain subsidiaries of Cedar Fair did not guarantee the credit facilities or senior notes as the assets and results of operations of these subsidiaries were immaterial (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $13.7 million and $14.3 million as of June 30, 2024 and December 31, 2023, respectively.

Summarized Financial Information (In thousands)	Cedar Fair, L.P. (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of June 30, 2024
Current Assets	$88	$51,453	$106,521	$199,247	$1,699,119
Non-Current Assets	(252,537)	2,056,171	648,733	2,483,778	2,021,393
Current Liabilities	54,717	1,727,349	42,695	337,060	148,589
Non-Current Liabilities	369,951	2,020	361,128	1,648,238	135,149
Balance as of December 31, 2023
Current Assets	$445	$13,876	$46,641	$346,820	$1,618,550
Non-Current Assets	(269,050)	1,916,183	627,130	2,387,798	1,955,628
Current Liabilities	160,560	1,525,756	188,975	223,098	107,007
Non-Current Liabilities	148,854	2,019	16,985	2,141,096	141,402

Six Months Ended June 30, 2024
Net revenues	$20,064	$179,953	$46,497	$724,736	$166,617
Operating (loss) income	(26,385)	(99,019)	4,365	66,459	51,370
Net (loss) income	(77,897)	(36,274)	6,636	—	65,595
Twelve Months Ended December 31, 2023
Net revenues	$87,790	$478,478	$173,321	$1,935,516	$447,639
Operating income (loss)	84,005	(153,697)	67,459	126,165	182,687
Net income	125,284	72,213	98,108	—	263,071

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements as to management's expectations, beliefs, goals and strategies regarding the future. Words such as "anticipate," "believe," "create," "expect," "future," "guidance," "intend," "plan," "potential," "seek," "synergies," "target," "will," "would," similar expressions, and variations or negatives of these words identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond the Combined Company's control and could cause actual results to differ materially from those described in such statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct, that the Combined Company's growth and operational strategies will achieve the target results. Important risk factors that may cause such a difference and could adversely affect attendance at the Combined Company's parks, future financial performance, and/or the Combined Company's growth strategies, and could cause actual results to differ materially from expectations or otherwise to fluctuate or decrease, include, but are not limited to: general economic, political and market conditions; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; adverse weather conditions; competition for consumer leisure time and spending; unanticipated construction delays; changes in capital investment plans and projects; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the Combined Company’s operations; failure to realize the anticipated benefits of the Mergers, including difficulty in integrating the businesses of Former Six Flags and Cedar Fair; failure to realize the expected amount and timing of cost savings and operating synergies related to the Mergers; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting the Combined Company; acts of terrorism or outbreak of war, hostilities, civil unrest, and other political or security disturbances; and other factors discussed under the heading "Risk Factors" within Part II, Item 1A of this Quarterly Report on Form 10-Q, in Cedar Fair's Annual Report on Form 10-K, in Former Six Flags' Annual Report on Form 10-K and in the other filings made from time to time with the SEC. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q and are based on information currently and reasonably known to management. The Combined Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Combined Company is exposed to market risks from fluctuations in interest rates and currency exchange rates on operations in Canada and Mexico, and from time to time, on imported rides and equipment. The objective of the Combined Company's financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. Market risk sensitive instruments are not acquired for trading purposes.

Interest rate risk is typically managed using a combination of fixed-rate long-term debt, interest rate swaps that fix variable-rate long-term debt, and variable-rate borrowings under a revolving credit facility. Translation exposures with regard to Canadian and Mexican operations are not hedged.

As of June 30, 2024, Cedar Fair's variable rate debt included a $1.0 billion senior secured term loan facility and $300 million revolving credit facility under the 2024 Credit Agreement. Assuming the $1.0 billion senior secured term loan facility and the daily average balance over the past twelve months on revolving credit borrowings of approximately $65.6 million, a hypothetical 100 bps increase in 30-day SOFR on the variable-rate debt would lead to an increase of approximately $10.7 million in cash interest costs over the next twelve months. Following the consummation of the Mergers, the Combined Company variable rate debt includes the $1.0 billion senior secured term loan facility and borrowings under the $850 million revolving credit facility under the 2024 Credit Agreement, as amended.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar would have resulted in a $6.9 million decrease in annual operating income for Cedar Fair's trailing twelve months ended June 30, 2024. For periods following the consummation of the Mergers, the Combined Company results will include operations in Mexico and additional operations in Canada.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
As of June 30, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024.

(b)Changes in Internal Control Over Financial Reporting -
There were no changes in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Combined Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the consolidated financial statements with the exception of the lawsuits described herein.

Putative Securities Class Action Lawsuit
In February 2020, two putative securities class action complaints were filed against Former Six Flags and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System (“Oklahoma Firefighters”) and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding Former Six Flags' business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Former Six Flags’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. On March 3, 2021, the district court granted defendants’ motion, dismissing the complaint in its entirety and with prejudice.

On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (“the Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court. On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. The appeal was fully briefed as of December 4, 2023, and oral argument was held on March 4, 2024. On April 18, 2024, the Fifth Circuit reversed the dismissal and remanded the case to the district court. On May 31, 2024, the district court entered a scheduling order setting the case for trial on December 8, 2025. The parties are currently engaged in discovery. The court has ordered the parties to mediate before August 21, 2024. The Combined Company is vigorously defending against the claims in this proceeding. The outcome of this litigation is inherently uncertain, and any loss or range of loss that may arise from this matter cannot be reasonably estimated.

Stockholder Derivative Lawsuits
On February 16, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Former Six Flags by John Hancock in Texas state court against certain of its former executive officers and directors (the “individual defendants”) in an action captioned Hancock v. Roedel, et al., Case No. 348-340304-23 (348th Dist. Ct., Tarrant Cty., Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Former Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts breach of fiduciary duty and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On September 7, 2023, the individual defendants and Former Six Flags filed a motion to stay pending resolution of a duplicative federal derivative action, captioned Dela Cruz v. Reid-Anderson, et al, Case No. 3:23-CV-0396-D (N.D. Tex), and described below. On September 15, 2023, the court granted the motion to stay and ordered the action stayed until 30 days after a ruling by the federal court on the motions to dismiss pending in Dela Cruz v. Reid-Anderson. On March 6, 2024, the parties jointly stipulated to stay the action pending resolution of the appeal in Dela Cruz v. Reid-Anderson, which the court approved. On July 8, 2024, Plaintiff filed a Notice of Nonsuit Without Prejudice, which the court ordered on July 9, 2024.

On February 22, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Former Six Flags by Antonio Dela Cruz in in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Cruz v. Reid-Anderson, et al., Case No. 3:23-CV-0396-D (N.D. Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Former Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts contribution, breach of fiduciary duty, and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On September 12, 2023, Former Six Flags and the individual defendants filed motions to dismiss the amended complaint. On January 12, 2024, the district court granted defendants' motions, dismissing the complaint in its entirety and with prejudice. On February 7, 2024, Plaintiffs filed a Notice of Appeal of the district court's decision. The appeal was fully briefed as of May 29, 2024. On July 2, 2024, Plaintiff filed an Unopposed Motion to Withdraw Appeal. On July 8, 2024, the Fifth Circuit dismissed the appeal.

Securities and Exchange Commission Investigation
The Securities and Exchange Commission is conducting an investigation into Former Six Flags' disclosures and reporting made in 2018 through February 2020 related to its business, operations and growth prospects of its Six Flags branded parks in China and the financial health of its former business partner, Riverside Investment Group Co. Ltd. Former Six Flags received a document subpoena in February 2020 and subsequently certain current and former executives received subpoenas in connection with this matter and they continue to provide responsive information. The involved parties are fully cooperating and are committed to continuing to cooperate fully with the SEC in this matter. The length, scope or results of the investigation, or the impact, of the investigation on results of operations, business or financial condition cannot be predicted.

ITEM 1A. RISK FACTORS

The Combined Company's operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect its business, financial condition, results of operations, cash flows, and the trading price of its common stock. The following information provides an update to the previously disclosed risk factors in the SEC filings of Cedar Fair and Former Six Flags prior to the consummation of the Mergers.

Risks Related to the Integration of the Combined Company

The Combined Company may be unable to integrate the businesses of Former Six Flags and Cedar Fair successfully or realize the anticipated benefits of the Mergers.
On July 1, 2024, the previously announced Mergers between Former Six Flags and Cedar Fair as contemplated by the Merger Agreement were completed. The combination of two independent companies and businesses is complex, costly and time consuming, and will require significant management attention and resources to integrate the business practices and operations of Former Six Flags and Cedar Fair. Potential difficulties that the Combined Company may encounter as part of the integration process include the following:
•the inability to successfully combine the businesses of Former Six Flags and Cedar Fair in a manner that permits the Combined Company to achieve, on a timely basis, or at all, the enhanced growth opportunities and cost savings and other benefits anticipated to result from the Mergers;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on guests, employees, suppliers, concessionaires, vendors, other third-party business partners and other constituencies;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the businesses of Former Six Flags and Cedar Fair in the highly competitive out-of-home entertainment industry;
•difficulties in the integration of operations, standards, systems, controls, procedures and/or personnel;
•difficulties in managing the expanded operations of a larger and more complex company, including continuing to retain and attract guests to the Combined Company’s amusement and water parks;
•the disruption of, or the loss of momentum in, ongoing businesses;

•the assumption of contractual obligations with less favorable or more restrictive terms; and
•potential unknown liabilities and unforeseen increased expenses resulting from the Mergers.
Any of these issues could adversely affect the Combined Company’s ability to maintain relationships with guests, employees, suppliers, concessionaires, vendors, other third-party business partners and other constituencies or achieve the anticipated benefits of the Mergers, or could adversely affect the Combined Company’s results of operation or cash flows, decrease or delay any accretive effect of the transactions and negatively impact the price of the Combined Company’s common stock.

Further, many of the aforementioned issues are outside of the Combined Company’s control and any of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition and results of operations of the Combined Company. In addition, even if the operations of the businesses of Former Six Flags and Cedar Fair are integrated successfully, the Combined Company may not realize the full benefits of the Mergers, including the targeted cost savings, workforce efficiencies, scale, or sales and growth opportunities. Some of the anticipated synergies are also not expected to occur for a period of time following the closing of the Mergers and may involve unanticipated costs and require significant capital expenditures in the near term to be fully realized. Even if the Combined Company is able to integrate the two previous companies successfully, the anticipated benefits of the Mergers, including the expected synergies, may not be realized fully or at all and may take longer to realize than expected. If the Combined Company is not able to realize the anticipated benefits and synergies expected from the Mergers within the anticipated timeframe or at all, it could adversely affect the Combined Company’s earnings or otherwise adversely affect its business and financial results.

Due to the Mergers, the Combined Company’s future ability to use net operating losses to offset future taxable income may be restricted and these net operating losses could expire or otherwise be unavailable.
As a result of the Mergers, the Combined Company’s ability to use net operating losses to offset future taxable income may be restricted and these net operating losses (“NOLs”) could expire or otherwise be unavailable. In general, under Section 382 of the Internal Revenue Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Prior to the Mergers, some of Former Six Flags’ existing NOLs were subject to limitations. Following the Mergers, the Combined Company’s ability to use NOLs may be subject to further limitations and the Combined Company may not be able to fully use these NOLs to offset future taxable income. There is also a risk that, due to regulatory changes or for other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. Under the Tax Act, U.S. federal NOLs generated after December 31, 2017 will not be subject to expiration.

Risks Related to the Business

Instability in economic conditions could impact the business, including its results of operations and financial condition.
Uncertain or deteriorating economic conditions, including during inflationary and recessionary periods, may adversely impact attendance figures and guest spending patterns at the Combined Company's parks ("the parks") as uncertain economic conditions affect guests’ levels of discretionary spending. Both attendance and in-park spending at the parks are key drivers of revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability. A decrease in discretionary spending due to a decline in consumer confidence in the economy, an economic slowdown or deterioration in the economy could adversely affect the frequency with which guests choose to attend the parks and the amount that guests spend on products when they visit.

Periods of inflation or economic downturn could also impact the Combined Company's ability to obtain supplies and services and increase its operating costs. Inflationary effects and supply chain disruptions may continue or worsen. In addition, the existence of unfavorable general economic conditions may also hinder the ability of those with which the Combined Company does business, including vendors, concessionaires, customers, manufacturers of rides and other third parties, to satisfy their obligations. Changes in exchange rates for foreign currencies could also reduce international demand for the Combined Company's products, increase its labor and supply costs in non-U.S. markets or reduce the U.S. dollar value of revenue earned in other markets. The materialization of these risks could lead to a decrease in revenues, operating income and cash flows.

Public health concerns or a future pandemic could adversely impact the business, as well as intensify certain risks.
Consumer behavior and preferences changed in response to the effects of the COVID-19 pandemic, including impacts on discretionary consumer spending due to economic uncertainty and changing risk tolerances of employees and guests regarding health matters. Future significant volatility or reductions in demand for, or interest in, the parks could materially adversely impact attendance, in-park per capita spending and revenue. In addition, the Combined Company could experience damage to its brand and reputation due to actual or perceived health risks associated with the parks or the amusement park industry which could have a similar material adverse effect on attendance, in-park per capita spending and revenue. The Combined Company may also experience operational risks, including limitations on its ability to recruit and train employees in sufficient numbers to fully staff the parks as a result of changing risk tolerances.

Because amusement and water parks and complementary resort facilities are the primary sources of net income and operating cash flows, any future mandated or voluntary closures or other operating restrictions related to a future pandemic could adversely impact the Combined Company's business and financial results. The parks are geographically located throughout North America. The duration and severity of a pandemic and the related restrictions at any one location could result in a potentially disproportionate amount of risk if concentrated amongst the Combined Company's largest properties.

The high fixed cost structure of amusement park operations can result in significantly lower margins, profitability and cash flows if attendance levels do not meet expectations.
A significant portion of the Combined Company's expenses are relatively fixed because the costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance. These fixed costs may increase and may not be able to be reduced at a rate proportional with ongoing attendance levels. If cost-cutting efforts are insufficient or are impractical, the Combined Company could experience a material decline in margins, profitability and cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

Bad or extreme weather conditions can adversely impact attendance at the parks, which in turn would reduce revenues.
Because most of the attractions at the parks are outdoors, attendance at the parks can be adversely affected by continuous bad or extreme weather and by forecasts of bad or mixed weather conditions, which would negatively affect revenues. The ownership of many parks in different geographic locations reduces, but does not completely eliminate, the effect that adverse weather can have on consolidated results. This risk could be magnified by the effects of climate change, including more extreme temperatures, excessive precipitation or wind, wildfires and hurricanes.

Insurance coverage may not be adequate to cover all possible losses that the Combined Company could suffer, and insurance costs may increase.
Although the Combined Company carries liability insurance to cover possible incidents, coverage may not be adequate to cover liabilities, the Combined Company may not be able to obtain coverage at commercially reasonable rates, and the Combined Company may not be able to obtain adequate coverage should a catastrophic incident occur at its parks or at other parks. Companies engaged in the amusement park business may be sued for substantial damages in the event of an actual or alleged incident. An incident occurring at the parks or at competing parks could reduce attendance, increase insurance premiums, and negatively impact operating results.

Unanticipated construction delays in completing capital improvement projects at the parks and resort facilities, significant ride downtime, or other unplanned park closures could adversely affect revenues.
A meaningful marketing factor for an amusement or water park is the uniqueness and perceived quality of its rides and attractions in a particular market area. Accordingly, the regular addition of new rides and attractions is important, and a key element of revenue growth is strategic capital spending on new rides and attractions. Any construction delays could adversely affect attendance and the ability to realize revenue growth. Further, when rides, attractions, or an entire park, have unplanned downtime and/or closures, revenue could be adversely affected.

There is a risk of accidents or other incidents occurring at amusement and water parks, which may reduce attendance and negatively impact revenues.
The safety of guests and employees is one of the Combined Company's top priorities. Amusement and water parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of the parks could result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at facilities operated by competitors, including other amusement and water parks, could influence the general attitudes of patrons and adversely affect attendance at the parks. Other types of incidents such as food borne illnesses, product recalls on items sold, and disruptive, negative guest behavior which have either been alleged or proved to be attributable to the parks or competitors could adversely affect attendance and revenues.

Extended disruptions to technology platforms may adversely impact sales and revenues.
A large portion of the Combined Company's sales are processed online and utilize third party technology platforms. Increased dependence on these technology platforms may adversely impact sales, and therefore revenues, if key systems are disrupted for an extended period of time.

Failure to keep pace with developments in technology could adversely affect operations or competitive position.
The amusement and water park industry demands the use of sophisticated technology and systems for operation of the parks, ticket, membership and season pass sales and management, and labor and inventory management. Information technology systems continue to evolve and, in order to remain competitive, the Combined Company must implement new technologies and systems in a timely and efficient manner. The development and maintenance of these technologies may require significant investment and may not achieve the anticipated benefits from such new developments or upgrades.

Risks Related to Strategy

The Combined Company's growth strategy may not achieve the anticipated results.
The Combined Company's future success will depend on its ability to grow the business. The Combined Company grows the business through acquisitions and capital investments to improve its parks through new rides and attractions, as well as in-park product offerings and product offerings outside of the parks. Growth and innovation strategies require significant commitments of management resources and investments may not grow revenues at the rate expected or at all. As a result, the Combined Company may not be able to recover the costs incurred in developing new projects and initiatives, or to realize their intended or projected benefits, which could have a material adverse effect on its business, financial condition or results of operations.

The Combined Company competes for discretionary spending and discretionary free time with many other entertainment alternatives and is subject to factors that generally affect the recreation and leisure industry, including general economic conditions.
The parks compete for discretionary spending and discretionary free time with other amusement and water parks and with other types of recreational activities and forms of entertainment, including movies, sporting events, restaurants and vacation travel. The business is also subject to factors that generally affect the recreation and leisure industries and are not within the Combined Company's control. Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment. There may be a material adverse effect on the Combined Company's business, financial condition or results of operations if it is unable to effectively compete with other entertainment alternatives.

The operating season at most of the parks is of limited duration, which can magnify the impact of adverse conditions or events occurring within that operating season.
The Combined Company's operations are seasonal. In a typical year, approximately 70% of annual attendance and revenue occurred during the second and third quarters of each year at Former Cedar Fair and Former Six Flags. As a result, a substantial portion of revenues from these seasonal parks are generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August. Consequently, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon revenues.

The Combined Company may be unable to purchase or contract with third parties to manufacture amusement park or water park rides and attractions.
The Combined Company may be unable to purchase or contract with third parties to build high quality rides and attractions and to continue to service and maintain those rides and attractions at competitive or beneficial prices, or to provide the replacement parts needed to maintain the operation of such rides. In addition, if third party suppliers’ financial condition deteriorates or they go out of business, the Combined Company may not be able to obtain the full benefit of manufacturer warranties or indemnities typically contained in its contracts or may need to incur greater costs for the maintenance, repair, replacement or insurance of these assets.

The Combined Company may not be able to realize the benefits of its international agreements.
Various external factors, including difficult economic and political conditions throughout the world, could negatively affect the progress of initiatives to develop new parks outside of North America. These initiatives could be delayed, and the ultimate success of such parks may be uncertain.

Factors that will be important to the success of international agreement initiatives are different than those affecting existing parks. Tastes naturally vary by region, and consumers in new international markets into which the Combined Company expands its brand may not embrace the parks’ offerings to the same extent as consumers in existing markets. International agreements are also subject to additional risks, including the performance of partners and their ability to obtain financing and government approvals; the impact of economic fluctuations in economies outside of the U.S.; difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences; changes or uncertainties in economic, legal, regulatory, social and political conditions; the enforceability of intellectual property and contract rights; and foreign currency exchange rate fluctuations, currency controls, and potentially adverse tax consequences of overseas operations. If the Combined Company does not realize the benefits of such transactions, it could have an adverse effect on its financial performance.

The Combined Company may not be able to renew its leases on acceptable terms or at all and the Combined Company's leases contain default provisions that, if enforced or exercised by the landlord, could significantly impact the operations at those parks.
Several of the Combined Company's amusement and water parks are located on properties that are leased and are not owned. The Combined Company cannot guarantee that the leases will be renewed on acceptable terms or at all. In addition, certain of the leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. If a lease could not be renewed or a landlord were to terminate a lease, it would halt operations at that park and, depending on the size of the park, could have a negative impact on the Combined Company's financial condition and results of operations. In addition, any disputes that may result from such a non-renewal or termination may be expensive to pursue and may divert money and management’s attention from other operations and adversely affect the Combined Company's business, financial condition or results of operations.

Intellectual property rights are valuable, and any inability or material increase in the cost to protect them could adversely affect the business.
Intellectual property, including trademarks and domain names and other proprietary rights, constitutes a meaningful part of the Combined Company's value. To protect intellectual property rights, the Combined Company relies upon a combination of trademark, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions and third party policies and procedures governing internet/domain name registrations. However, these measures may not be successful in any given case, particularly in those countries where the laws do not protect proprietary rights as fully as in the United States. The Combined Company may be unable to prevent the misappropriation, infringement or violation of intellectual property rights, breach of any contractual obligations, or independent development of intellectual property that is similar to its own, any of which could reduce or eliminate any competitive advantage, adversely affect revenues or otherwise harm the business. In addition, pursuant to license agreements, the Combined Company has exclusive theme park usage rights in the U.S. (except for the Las Vegas metropolitan area), Canada and Mexico to certain Warner Bros. and DC Comics animated characters. The Combined Company also has exclusive amusement and water park usage rights in the U.S. and Canada to the Peanuts comic strip characters. These license fees are subject to periodic scheduled adjustments, including CPI increases in some cases. The license agreements also include rights of the counterparty to terminate the agreements under certain circumstances. The termination of these licenses, or a material increase in the cost to retain these licenses, could have a material adverse effect on Combined Company's business or financial condition.

The Combined Company may be subject to claims for infringing the intellectual property rights of others, which could be costly and result in the loss of intellectual property rights.
It cannot be certain that the Combined Company does not and will not infringe the intellectual property rights of others. The Combined Company may be subject to litigation and other claims in the ordinary course of business based on allegations of infringement or other violations of the intellectual property rights of others. Regardless of their merits, intellectual property claims can divert the efforts of personnel and are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against the Combined Company are successful, it may have to pay substantial monetary damages or discontinue, modify, or rename certain products or services that are found to be in violation of another party’s rights. The Combined Company may have to seek a license (if available on acceptable terms, or at all) to continue offering products and services, which may increase operating expenses.

Risks Related to Indebtedness and Common Stock

The Combined Company's amount of indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry and prevent the Combined Company from fulfilling its obligations under its debt agreements.
As of June 30, 2024, Cedar Fair had $2.4 billion of outstanding indebtedness (before reduction of debt issuance costs) and Former Six Flags had $2.8 billion of outstanding indebtedness (before reduction of debt issuance costs). This amount of indebtedness could have important consequences. For example, it could:
•limit the Combined Company's ability to borrow money for working capital, capital expenditures, debt service requirements, strategic initiatives or other purposes;
•limit flexibility in planning or reacting to changes in the business and future business operations; and/or
•make it more difficult to satisfy obligations with respect to indebtedness, and any failure to comply with the obligations of any debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the agreements governing other indebtedness.
In addition, the Combined Company may not be able to generate sufficient cash flow from operations, or be able to draw under its revolving credit facility or otherwise, in an amount sufficient to fund liquidity needs, including the payment of principal and interest on debt obligations. If cash flows and capital resources are insufficient to service indebtedness, the Combined Company may be forced to reduce or delay capital expenditures, suspend or refrain from declaring dividends, sell assets, seek additional capital or restructure or refinance indebtedness. These alternative measures may not be successful and may not permit the Combined Company to meet its scheduled debt service obligations. The ability to restructure or refinance debt in the future will depend on the condition of the capital and credit markets and the Combined Company's financial condition at such time. Any refinancing of debt could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict business operations. In addition, the terms of existing or future debt agreements may restrict the Combined Company from adopting some of these alternatives. In the absence of sufficient operating results and resources, the Combined Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The Combined Company may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that could be realized from any such dispositions may not be adequate to meet debt service obligations then due.

Despite the amount of the Combined Company's indebtedness, it may be able to incur additional indebtedness, which could further exacerbate the risks associated with the amount of its indebtedness.

The Combined Company's debt agreements contain restrictions that could limit its flexibility in investing in the business, including the ability to pay dividends.
The Combined Company's credit agreement and the indentures governing its notes contain, and any future indebtedness will likely contain, a number of covenants that could impose significant financial restrictions, including restrictions on the ability to, among other things:
•pay dividends in respect of the Combined Company’s common stock or make other restricted payments, including stock repurchases;
•incur additional debt or issue certain preferred equity;
•make certain investments;
•sell certain assets;
•create restrictions on distributions from restricted subsidiaries;
•create liens on certain assets to secure debt;
•consolidate, merge, amalgamate, sell or otherwise dispose of all or substantially all of the Combined Company's assets;
•enter into certain transactions with affiliates; and
•designate subsidiaries as unrestricted subsidiaries.
The Combined Company's ability to comply with these and other provisions of debt agreements is dependent on future performance, which will be subject to many factors, some of which are beyond the Combined Company's control including weather and economic, financial and industry conditions. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. The Combined Company cannot provide assurance that its liquidity would be sufficient to repay or refinance such indebtedness if it was accelerated upon an event of default.

Changes in the Combined Company's credit ratings could adversely affect the price of its common stock.
The Combined Company receives debt ratings from the major credit rating agencies in the United States. Factors that may impact its credit ratings include the sizable attendance and revenue generated from its portfolio of geographically diversified regional amusement parks and water parks, vulnerability to cyclical discretionary consumer spending, and seasonality of its operations. A negative change in the Combined Company ratings or the perception such a change might occur could adversely affect the market price of its common stock.

The Combined Company is a holding company and is dependent on cash flows, including dividends and other distributions, from its subsidiaries.
The Combined Company is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, the Combined Company is dependent on cash flows, including dividends and other distributions, from its subsidiaries to meet its obligations, including the obligations under the Combined Company’s debt agreements, and, as may be determined by the Combined Company's Board of Directors, to pay dividends on the Combined Company’s common stock. If these dividends and other distributions are not sufficient for the Combined Company to meets its financial obligations, or not available to the Combined Company due to restrictions in the instruments governing its indebtedness, it could cause the Combined Company to default on its debt obligations, which would impair liquidity and adversely affect the Combined Company's financial condition and business.

Variable rate indebtedness could subject the Combined Company to the risk of higher interest rates, which could cause future debt service obligations to increase.
The Combined Company's credit agreement is and future borrowings may be at variable rates of interest and expose the Combined Company to interest rate risk. If interest rates continue to increase, annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and net income would decrease.

Declaration, payment and amounts of dividends, if any, distributed to stockholders of the Combined Company will be uncertain.
Although Former Six Flags and Cedar Fair have paid cash dividends or partnership distributions in the past, the Combined Company's Board of Directors may determine not to declare dividends in the future or may reduce the amount of dividends paid in the future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend on the Combined Company’s results of operations, financial condition, cash requirements, future prospects and other considerations that the Board of Directors deems relevant, including, but not limited to:
•decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Board of Directors, which could change its dividend practices at any time and for any reason;
•the Combined Company’s desire to maintain or improve the credit ratings on its debt;
•the amount of dividends that the Combined Company may distribute to its stockholders is subject to restrictions under Delaware law; and
•the agreements governing the Combined Company’s indebtedness.
Combined Company stockholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

Anti-takeover provisions in the Combined Company's organizational documents, debt agreements and Delaware law could delay or prevent change of control.
Certain provisions in the Combined Company’s certificate of incorporation, bylaws and debt agreements could have the effect of delaying, deferring or preventing a merger, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest. The Combined Company is also subject to the anti-takeover provisions of Delaware law, which could have the effect of delaying or preventing a change of control in some circumstances.

The Combined Company’s certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Combined Company or its directors, officers or other employees.
The Combined Company’s certificate of incorporation provides that, unless the Combined Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Combined Company, (ii) any action asserting a claim for a breach of a fiduciary duty owed by any director, officer, employee, or agent of the Combined Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or the Combined Company’s organizational documents, (iv) any action asserting a claim governed by the internal affairs doctrine or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

The Combined Company’s certificate of incorporation also provides that, unless the Combined Company consents in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for any action brought under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Combined Company is deemed to have received notice of and consented to the forum selection provisions of the Combined Company’s certificate of incorporation. Such provisions may limit stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with the Combined Company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Combined Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, prospects or results of operations.

Risks Related to Human Capital

Increased costs of labor and employee health and welfare benefits may impact the Combined Company's results of operations.
Labor is a primary component in the cost of operating the business. Increased labor costs, due to competition, inflationary pressures, increased federal, state or local minimum wage requirements, and increased employee benefit costs, including health care costs, could adversely impact operating expenses. Former Cedar Fair and Former Six Flags have experienced meaningful increases in the seasonal labor rate over the past several years. Continued increases to both market wage rates and the statutory minimum wage rates could also materially impact future seasonal labor rates. It is possible that these changes could significantly increase labor costs, which would adversely affect operating results and cash flows.

Additionally, Former Six Flags and Former Cedar Fair contribute to multiple defined benefit multiemployer pension plans on behalf of collectively bargained employees. If the Combined Company were to cease contributing to or otherwise incur a withdrawal from any such plans, the Combined Company could be obligated to pay withdrawal liability assessments based on the underfunded status (if any) of such plans at the time of the withdrawal. The amount of any multiemployer pension plan underfunding can fluctuate from year to year, and thus there is a possibility that the amount of withdrawal liability that could be incurred in the future could be material, which could materially adversely affect the Combined Company's financial condition.

The Combined Company depends on a seasonal workforce to meet its operational needs.
The Combined Company's success depends on its ability to attract, motivate and retain qualified employees, many of whom are seasonal employees, to keep pace with its needs. If the Combined Company is unable to do so, its results of operations and cash flows may be adversely affected. The Combined Company employs a significant workforce each season and seeks to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. The Combined Company recruits year-round to fill thousands of staffing positions to ensure the appropriate workforce is in place at the right time. The Combined Company may be unable to recruit and hire adequate personnel as the business requires or it may experience material increases in the cost of securing its workforce in the future.

If the Combined Company loses key personnel, the business may be adversely affected.
The Combined Company's success depends in part upon a number of key employees, including its senior management team, whose members have been involved in the leisure and hospitality industries for an average of more than 20 years. The loss of services of key employees or the inability to replace key employees could cause disruption in important operational, financial and strategic functions and have a material adverse effect on the business.

Unionization activities or labor disputes may disrupt operations and affect profitability.
Certain of the Combined Company's domestic full-time and seasonal employees are subject to labor agreements with local chapters of national unions, and certain of its international full-time and seasonal employees are subject to labor agreements with local chapters of national unions. There are also collective bargaining agreements in place for certain employees at several of the parks. New unionization activity or a labor dispute involving employees could disrupt operations and reduce revenues, and resolution of such activities and disputes could increase costs. Litigation relating to employment and/or wage and hour disputes could also increase operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on the Combined Company's financial condition and results of operations.

Risks Related to Legal, Regulatory and Compliance Matters

Cyber-security risks and the failure to maintain the integrity of internal or customer data could result in damages to the Combined Company's reputation and/or subject it to costs, fines or lawsuits.
In the normal course of business, the Combined Company, or third parties on its behalf, collects and retains large volumes of internal and customer data, including credit card numbers and other personally identifiable information, which is used for marketing and promotional purposes, and various information technology systems enter, process, summarize and report such data. The Combined Company also maintains personally identifiable information about its employees. Former Cedar Fair and Former Six Flags have experienced and the Combined Company continues to experience cybersecurity threats and vulnerabilities in its systems and those of its third party providers, including cyber-attacks targeting information technology systems and networks, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of operations. The integrity and protection of such data is critical to the business, and guests and employees have a high expectation that the Combined Company will adequately protect their personal information. The regulatory environment, as well as the requirements imposed by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase operating costs and/or adversely impact the ability to market the parks, products and services to guests. Furthermore, if a person could circumvent security measures, he or she could destroy or steal valuable information or disrupt operations. Any security breach could expose the Combined Company to risks of data loss, which could harm its reputation and result in remedial and other costs, fines or lawsuits. Although the Combined Company carries liability insurance to cover this risk, its coverage may not be adequate to cover liabilities, and it may not be able to obtain adequate coverage should a catastrophic incident occur.

Further, implementing a strategy to pursue new initiatives that improve operations and cost structure will result in a larger technological presence and corresponding exposure to cybersecurity risk. Failure to adequately assess and identify cybersecurity risks associated with new initiatives would increase vulnerability to such risks. Due to the increased remote workforce, the Combined Company must also increasingly rely on information technology systems that are outside its direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches.

Even if the Combined Company is fully compliant with legal standards and contractual or other requirements, it still may not be able to prevent security breaches involving sensitive data. The Combined Company requires certain of its third party service providers to have, programs in place to detect, contain and respond to data security incidents. However, the actions and controls that are implemented and are continued to be implemented, or which the Combined Company seeks to cause or have caused third party service providers to implement, may be insufficient to protect the Combined Company's systems, information or other intellectual property. In addition, the techniques used to obtain unauthorized access or interfere with systems change frequently and may be difficult to detect for long periods of time, and the Combined Company may be unable to anticipate these techniques or implement adequate preventive measures. The sophistication of efforts by hackers to gain unauthorized access to information technology systems has continued to increase in recent years. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause customers to lose confidence in the security of the Combined Company's websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from the Combined Company. Such security breaches also could expose the Combined Company to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect the business.

Data privacy regulation and the Combined Company's ability to comply could harm the business.
The Combined Company is subject to laws that regulate the collection, use, retention, security, and transfer of its customer’s data. Data privacy is subject to frequently changing rules and regulations, such as California’s Consumer Privacy Act (the “CCPA”) that became effective January 1, 2020, which provides a private right of action for data breaches and requires companies that process information on California residents to make certain disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Compliance with the CCPA, and other current and future applicable privacy and related laws can be costly and time-consuming, and violations of privacy-related laws can result in significant damages and penalties. These laws continue to evolve in ways that cannot be predicted, both through regulatory and legislative action and judicial decisions, and may harm the business.

The Combined Company's privacy policies and practices concerning the collection, use and disclosure of user data are available on its website. Any failure, or perceived failure, by the Combined Company to comply with its posted privacy policies or with any regulatory requirements or orders or other privacy or consumer protection-related laws and regulations, including the CCPA, could result in proceedings or actions against the Combined Company by governmental entities or others (e.g., class action privacy litigation), subject the Combined Company to significant penalties and negative publicity, require the Combined Company to change its business practices, increase its costs and adversely affect the business. Data collection, privacy and security have become the subject of increasing public concern. If internet and mobile users were to reduce their use of the Combined Company's websites, mobile platforms, products, and services as a result of these concerns, the business could be harmed.

The Combined Company's operations, its workforce and its ownership of property subject it to various laws and regulatory compliance, which may create uncertainty regarding future expenditures and liabilities.
The Combined Company may be required to incur costs to comply with regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial. The Combined Company may also be required to incur additional costs and commit management resources to comply with proposed regulatory requirements that may become effective in the near future, including ESG initiatives, which continue to be a focus for investors and other stakeholders. Any ESG initiatives entered into by the Combined Company may not realize their intended or projected benefits.

The Combined Company is subject to extensive federal and state employment laws and regulations, including wage and hour laws and other pay practices and employee record-keeping requirements. Former Cedar Fair and Former Six Flags periodically have had to, and the Combined Company may have to, defend against lawsuits asserting non-compliance. Such lawsuits can be costly, time consuming and distract management, and adverse rulings in these types of claims could negatively affect the Combined Company's business, financial condition or results.

The Combined Company also is subject to federal, state and local environmental laws and regulations such as those relating to water resources; discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these laws and regulations, the Combined Company may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities or to mitigate potential environmental risks. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair the ability to use, transfer or obtain financing regarding the Combined Company's property.

Adverse litigation judgments or settlements resulting from legal proceedings in which the Combined Company may be involved in the normal course of business could adversely affect its financial condition or results of operations.
The Combined Company is subject to allegations, claims and legal actions arising in the ordinary course of business, which may include claims by third parties, including guests who visit the parks, employees or regulators. The outcome of these proceedings cannot be predicted. If any of these proceedings is determined adversely, or if the Combined Company receives a judgment, a fine or a settlement involving a payment of a material sum of money, or injunctive relief is issued against the Combined Company, its business, financial condition and results of operations could be materially adversely affected. Litigation can also be expensive, lengthy and disruptive to normal business operations, including to management due to the increased time and resources required to respond to and address the litigation.

Additionally, from time to time, animal activist and other third party groups may make negative public statements about the Combined Company or bring claims before government agencies or lawsuits against it. Such claims and lawsuits could be based on allegations that the Combined Company does not properly care for some of its featured animals. On other occasions, such claims and/or lawsuits could be specifically designed to change existing law or enact new law in order to impede the Combined Company's ability to retain, exhibit, acquire or breed animals. While the Combined Company seeks to comply with all applicable federal and state laws and will vigorously defend itself in any lawsuits, the outcome of future claims and lawsuits that could be brought against it is uncertain. An unfavorable outcome in any legal proceeding could have a material adverse effect on the Combined Company's business, financial condition and results of operations. In addition, associated negative publicity could adversely affect its reputation, financial condition and results of operations.

General Risk Factors

Other factors, including local events, natural disasters, other effects of climate change, pandemics, and terrorist activities, or threats of these events, could adversely impact park attendance and revenues.
Natural disasters, other effects of climate change, public heath crises, epidemics, pandemics, terrorist activities, power outages or other events outside the control of the Combined Company could disrupt its operations, impair critical systems, damage its properties or reduce attendance at the parks or require temporary park closures. Damage to the Combined Company's properties could take a long time to repair and there is no guarantee that the Combined Company would have adequate insurance to cover the costs of repair or the expense of the interruption to the business. Furthermore, natural disasters such as fires, earthquakes or hurricanes may interrupt or impede access to affected properties or require evacuations and may cause attendance at affected properties to decrease for an indefinite period. The occurrence of such events could have a material adverse effect on the Combined Company's business, financial condition and results of operations. In addition, since some of the parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks that could negatively affect the Combined Company's reputation or brand. This may result in a decrease in attendance at the affected parks and could adversely impact the Combined Company's results of operations. The frequency, duration or severity of these activities and the effect that they may have on the Combined Company's business, financial condition or results of operations cannot be predicted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2024, Cedar Fair repurchased 843 Depositary Units representing limited partner interests at an average price of $41.12 during the month of April. All units purchased were repurchased in satisfaction of tax obligations related to the vesting of restricted units which were granted under Cedar Fair's Omnibus Incentive Plan. There are no repurchase programs outstanding related to the Combined Company. See Note 10 for information regarding Cedar Fair's former repurchase programs.

ITEM 5. OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated as of November 2, 2023, by and among the Combined Company, Cedar Fair, Former Six Flags, and Copper Merger Sub (incorporated by reference to Annex A to the Combined Company's Registration Statement on Form S-4 initially filed with the SEC on December 22, 2023 (File No. 333-276255)).

3.1
Amended and Restated Certificate of Incorporation of Six Flags Entertainment Corporation (incorporated by reference to Exhibit 3.1 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

3.2
Amended and Restated Bylaws of Six Flags Entertainment Corporation (incorporated by reference to Exhibit 3.2 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

4.1
Indenture, dated as of May 2, 2024, among Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Former Six Flags' Current Report on Form 8-K initially filed with the SEC on May 2, 2024 (File No. 001-13703)).

4.2
Fourth Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, to the Indenture, dated as of June 16, 2016 (incorporated by reference to Exhibit 4.1 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

4.3
Fourth Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, to the Indenture, dated as of April 13, 2017 (incorporated by reference to Exhibit 4.2 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

4.4
First Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent, to the Indenture, dated as of April 22, 2020 (incorporated by reference to Exhibit 4.3 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

4.5
First Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, to the Indenture, dated as of May 3, 2023 (incorporated by reference to Exhibit 4.4 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

4.6
First Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent, to the Indenture, dated as of May 2, 2024 (incorporated by reference to Exhibit 4.5 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

4.7
Third Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of April 13, 2017, relating to the Cedar Fair 2027 Notes (incorporated by reference to Exhibit 4.6 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

4.8
Third Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of June 27, 2019, relating to the Cedar Fair 2029 Notes (incorporated by reference to Exhibit 4.7 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

4.9
Second Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of October 7, 2020, relating to the Cedar Fair 2028 Notes (incorporated by reference to Exhibit 4.8 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

10.1
Credit Agreement, dated as of May 1, 2024, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Millennium Operations LLC, as borrowers, the other subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Cedar Fair's Current Report on Form 8-K initially filed with the SEC on May 2, 2024 (File No. 001-9444)).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

Exhibit Number	Description of Exhibit
10.3
Six Flags Entertainment Corporation 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

10.4
New Holdco Joinder Agreement, dated as of July 1, 2024, between Six Flags Entertainment Corporation and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.3 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

10.5
Additional Subsidiary Borrower Agreement, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Six Flags Theme Parks Inc. and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.4 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

10.6
Subsidiary Guarantor Joinder Agreement, dated as of July 1, 2024, by and among the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.5 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

10.7
First Amendment and Incremental Assumption Agreement, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Millennium Operations LLC, Canada’s Wonderland Company and Six Flags Theme Parks Inc., as borrowers, the other subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

22	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Combined Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Partners' Deficit, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Combined Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	August 8, 2024	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	August 8, 2024	/s/ Brian C. Witherow
Brian C. Witherow
Chief Financial Officer