Form 10-Q
period 2024-09-29
Six Flags Entertainment Corporation/NEW
filed 2024-11-06
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of November 1, 2024
Common Stock, par value $0.01 per share	100,278,753
Page 1 of 44 pages

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

The Mergers are accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, financial results and disclosures referring to periods prior to the Closing Date include only Cedar Fair's results before giving effect to the Mergers, including the financial statements as of December 31, 2023 and September 24, 2023 and for the three and nine months ended September 24, 2023. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures for the three months ended September 29, 2024 reflect the Combined Company's operations. Financial results for the nine months ended September 29, 2024 reflect combined operations for only July 1, 2024, through September 29, 2024, and include only Former Cedar Fair's results before giving effect to the Mergers for the first six months of 2024.

For purposes of this Quarterly Report on Form 10-Q, references to the "Combined Company" and the "Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or "the "Partnership" are to Cedar Fair prior to the Mergers.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 29, 2024	December 31, 2023	September 24, 2023
ASSETS
Current assets:
Cash and cash equivalents	$89,705	$65,488	$134,394
Receivables	201,653	79,513	88,256
Inventories	89,842	41,048	51,531
Other current assets	75,761	22,791	31,127
	456,961	208,840	305,308
Property and equipment, gross	7,526,470	4,004,195	3,956,079
Accumulated depreciation	(2,547,454)	(2,368,862)	(2,342,275)
Property and equipment, net	4,979,016	1,635,333	1,613,804
Goodwill	2,786,109	264,625	263,557
Other intangibles, net	898,662	49,062	48,883
Right-of-use assets	236,286	81,173	84,799
Other assets	12,192	1,500	2,252
	$9,369,226	$2,240,533	$2,318,603
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$210,000	$—	$—
Accounts payable	120,351	37,595	56,145
Deferred revenue	330,945	183,689	186,175
Accrued interest	95,367	32,587	49,268
Accrued taxes	74,368	45,296	44,867
Accrued salaries, wages and benefits	49,890	37,421	38,167
Self-insurance reserves	124,618	30,784	29,176
Other accrued liabilities	135,072	35,354	42,659
	1,140,611	402,726	446,457
Deferred tax liabilities	476,292	63,403	66,167
Lease liabilities	236,810	71,951	74,957
Other liabilities	53,743	9,964	23,830
Long-term debt:
Revolving credit loans	139,080	—	—
Term debt	976,622	—	—
Notes	3,458,805	2,275,451	2,272,961
	4,574,507	2,275,451	2,272,961
Commitments and contingencies (Note 1)
Redeemable non-controlling interests	545,685	—	—
Equity:
Former Cedar Fair, L.P. Partners’ Deficit:
Special L.P. interests	—	5,290	5,290
General partner	—	(6)	(6)
Limited partners, 51,013 and 51,017 units outstanding as of December 31, 2023 and September 24, 2023, respectively	—	(602,947)	(586,074)
Six Flags Entertainment Corporation Stockholders' Equity:
Common stock, 100,275 shares outstanding as of September 29, 2024	1,003	—	—
Additional paid-in-capital	2,215,647	—	—
Retained earnings	110,966	—	—
Accumulated other comprehensive income	13,962	14,701	15,021
	2,341,578	(582,962)	(565,769)
	$9,369,226	$2,240,533	$2,318,603

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share and per unit amounts)

	Three months ended		Nine months ended
	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net revenues:
Admissions	$716,684	$430,952	$1,043,375	$725,367
Food, merchandise and games	436,781	281,546	685,663	493,274
Accommodations, extra-charge products and other	194,920	129,511	292,578	208,904
	1,348,385	842,009	2,021,616	1,427,545
Costs and expenses:
Cost of food, merchandise, and games revenues	109,890	70,072	174,759	129,085
Operating expenses	575,032	332,559	999,159	739,216
Selling, general and administrative	209,260	64,799	322,518	141,405
Depreciation and amortization	144,560	65,936	211,887	127,711
Loss on retirement of fixed assets, net	4,671	2,018	11,406	12,779
Loss on impairment of goodwill	42,462	—	42,462	—
	1,085,875	535,384	1,762,191	1,150,196
Operating income	262,510	306,625	259,425	277,349
Interest expense, net	81,742	35,296	155,903	104,099
Loss on early debt extinguishment	2,063	—	7,974	—
Other (income) expense, net	(101)	5,162	6,862	(1,508)
Income before taxes	178,806	266,167	88,686	174,758
Provision for taxes	43,341	50,673	31,135	40,246
Net income	135,465	215,494	57,551	134,512
Net income attributable to non-controlling interests	24,499	—	24,499	—
Net income attributable to Six Flags Entertainment Corporation	$110,966	$215,494	$33,052	$134,512

Net income	$135,465	$215,494	$57,551	$134,512
Other comprehensive income, (net of tax):
Foreign currency translation	(1,060)	584	(1,076)	(588)
Defined benefit retirement plan	337	—	337	—
Other comprehensive (loss) income, (net of tax)	(723)	584	(739)	(588)
Comprehensive income	134,742	216,078	56,812	133,924
Comprehensive income attributable to non-controlling interests	24,499	—	24,499	—
Comprehensive income attributable to Six Flags Entertainment Corporation	$110,243	$216,078	$32,313	$133,924

Weighted average common shares / LP units outstanding (See Note 11)
Basic	99,741	50,668	67,072	51,064
Diluted	100,988	51,150	67,999	51,587

Income attributable to Six Flags Entertainment Corporation per average common share / LP unit outstanding (See Note 11)
Net income per common share / LP unit - basic	$1.11	$4.25	$0.49	$2.63
Net income per common share / LP unit - diluted	$1.10	$4.21	$0.49	$2.61
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share and per unit amounts)

For the three months ended	Common Shares Outstanding	Limited Partnership Units Outstanding	Common Stock	Additional Paid-in-Capital	Retained Earnings	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of June 25, 2023	—	51,330	$—	$—	$—	$(782,377)	$(8)	$5,290	$14,437	$(762,658)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	—	215,492	2	—	—	215,494
Repurchase of limited partnership units	—	(315)	—	—	—	(12,038)	—	—	—	(12,038)
Partnership distribution declared ($0.300 per unit)	—	—	—	—	—	(15,305)	—	—	—	(15,305)
Equity-based compensation	—	2	—	—	—	8,154	—	—	—	8,154
Foreign currency translation adjustment, net of tax $637	—	—	—	—	—	—	—	—	584	584
Balance as of September 24, 2023	—	51,017	$—	$—	$—	$(586,074)	$(6)	$5,290	$15,021	$(565,769)

Balance as of June 30, 2024	—	51,243	$—	$—	$—	$(702,046)	$(7)	$5,290	$14,685	$(682,078)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	110,966	—	—	—	—	110,966
Equity-based compensation	40	7	—	35,439	—	—	—	—	—	35,439
Foreign currency translation adjustment, net of tax $(143)	—	—	—	—	—	—	—	—	(1,060)	(1,060)
Defined benefit retirement plan, net of tax $(113)	—	—	—	—	—	—	—	—	337	337
Effect of Mergers	48,922	—	489	2,550,736	—	—	—	—	—	2,551,225
LP conversion to corporation	51,313	(51,250)	514	(370,528)	—	702,046	7	(5,290)	—	326,749
Balance as of September 29, 2024	100,275	—	$1,003	$2,215,647	$110,966	$—	$—	$—	$13,962	$2,341,578
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per unit amounts)

For the nine months ended	Common Shares Outstanding	Limited Partnership Units Outstanding	Common Stock	Additional Paid-in-Capital	Retained Earnings	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2022	—	52,563	$—	$—	$—	$(612,497)	$(4)	$5,290	$15,609	$(591,602)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	—	134,511	1	—	—	134,512
Repurchase of limited partnership units	—	(1,735)	—	—	—	(74,534)	(3)	—	—	(74,537)
Partnership distribution declared ($0.900 per unit)	—	—	—	—	—	(46,275)	—	—	—	(46,275)
Equity-based compensation	—	189	—	—	—	12,976	—	—	—	12,976
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	(255)	—	—	—	(255)
Foreign currency translation adjustment, net of tax $62	—	—	—	—	—	—	—	—	(588)	(588)
Balance as of September 24, 2023	—	51,017	$—	$—	$—	$(586,074)	$(6)	$5,290	$15,021	$(565,769)

Balance as of December 31, 2023	—	51,013	$—	$—	$—	$(602,947)	$(6)	$5,290	$14,701	$(582,962)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	110,966	(77,913)	(1)	—	—	33,052
Partnership distribution declared ($0.600 per unit)	—	—	—	—	—	(30,764)	—	—	—	(30,764)
Equity-based compensation	40	237	—	35,439	—	9,730	—	—	—	45,169
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	(152)	—	—	—	(152)
Foreign currency translation adjustment, net of tax $987	—	—	—	—	—	—	—	—	(1,076)	(1,076)
Defined benefit retirement plan, net of tax $(113)	—	—	—	—	—	—	—	—	337	337
Effect of Mergers	48,922	—	489	2,550,736	—	—	—	—	—	2,551,225
LP conversion to corporation	51,313	(51,250)	514	(370,528)	—	702,046	7	(5,290)	—	326,749
Balance as of September 29, 2024	100,275	—	$1,003	$2,215,647	$110,966	$—	$—	$—	$13,962	$2,341,578
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 29, 2024	September 24, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$57,551	$134,512
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	211,887	127,711
Loss on early debt extinguishment	7,974	—
Loss on impairment of goodwill	42,462	—
Non-cash foreign currency loss (gain) on USD notes	5,821	(1,950)
Non-cash equity based compensation expense	53,362	15,841
Deferred income tax benefit	(9,201)	(3,245)
Other non-cash expenses	12,859	16,442
Changes in assets and liabilities:
(Increase) decrease in receivables	(38,124)	(17,287)
(Increase) decrease in inventories	(8,557)	(9,615)
(Increase) decrease in other assets	8,522	4,049
Increase (decrease) in accounts payable	4,918	4,559
Increase (decrease) in deferred revenue	(37,251)	35,359
Increase (decrease) in accrued interest	39,353	17,095
Increase (decrease) in accrued taxes	13,988	8,682
Increase (decrease) in accrued salaries, wages and benefits	(6,381)	(15,184)
Increase (decrease) in self-insurance reserves	18,207	1,401
Increase (decrease) in other liabilities	28,593	11,648
Net cash from operating activities	405,983	330,018
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(227,620)	(169,579)
Mergers, net of cash acquired	(151,085)	—
Net cash for investing activities	(378,705)	(169,579)
CASH FLOWS FOR FINANCING ACTIVITIES
Net borrowings on revolving credit loans	156,000	—
Term debt borrowings	1,000,000	—
Note payments	(1,056,867)	—
Repurchase of limited partnership units	—	(74,537)
Distributions paid to partners	(30,764)	(46,275)
Payment of debt issuance costs	(34,679)	(2,643)
Payments related to tax withholding for equity compensation	(4,689)	(2,865)
Distributions to non-controlling interests	(24,499)	—
Other	(5,668)	(255)
Net cash for financing activities	(1,166)	(126,575)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,895)	(659)
CASH AND CASH EQUIVALENTS
Net increase for the period	24,217	33,205
Balance, beginning of period	65,488	101,189
Balance, end of period	$89,705	$134,394
SUPPLEMENTAL INFORMATION
Cash payments for interest	$155,294	$84,094
Interest capitalized	3,399	3,017
Net cash payments for income taxes	30,672	39,308
Capital expenditures in accounts payable	17,809	11,545
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
INDEX FOR NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of the Combined Company. The Mergers are accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, financial results and disclosures referring to periods prior to the Closing Date include only Former Cedar Fair's results before giving effect to the Mergers, including the financial statements as of December 31, 2023 and September 24, 2023 and for the three and nine months ended September 24, 2023. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures for the three months ended September 29, 2024 reflect the Combined Company's operations. Financial results for the nine months ended September 29, 2024 reflect combined operations for only July 1, 2024, through September 29, 2024, and include only Former Cedar Fair's results before giving effect to the Mergers for the first six months of 2024. References to the "Combined Company" and the "Company" are to Former Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair, or the "Partnership" are to Cedar Fair prior to the Mergers. The Mergers are described in more detail in Note 2. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. Due to the seasonal nature of the amusement and water park operations, the results for any interim period may not be indicative of the results expected for the full fiscal year.

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

Interim Reporting
The Combined Company's operations are seasonal. In a typical year at Former Cedar Fair and Former Six Flags, approximately 70% of annual attendance and net revenues occurred during the second and third quarters of each year. As a result, a substantial portion of the Combined Company's net revenues are expected to be generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August.

To assure that these seasonal operations will not result in misleading comparisons of current and subsequent interim periods, management has adopted the following accounting procedures: (a) revenues from multi-use products are recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season associated with each product; (b) certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year.

Business Combination
Business combinations are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information supplied by the management of the acquired entities, valuations supplied by independent appraisal experts and other relevant information. The determination of fair values requires significant judgment by management.

During the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statement of operations and comprehensive income. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.

Accounting Change
Former Cedar Fair recognized depreciation expense on a straight-line basis for each annual period but followed an accounting convention in interim periods to record depreciation expense over each park's operating season. Beginning on July 1, 2024, the Combined Company changed its interim basis of recording depreciation from park operating days to straight-line. This method was deemed to be preferable to improve internal comparability, achieve better industry comparability and provide a better representation of the impact on the value of fixed assets over time.

This change in interim depreciation method led to a decrease in depreciation expense of approximately $19 million resulting in an increase in income from continuing operations and a tax effected impact on net income of approximately $14 million ($0.14 per share) for the three months ended September 29, 2024. The change in interim depreciation method will have no impact on annual operating income or net income.

Reclassifications
As a result of the Mergers (described in Note 2), the Combined Company made certain reclassification adjustments to prior period amounts where it adopted the Former Six Flags classification as opposed to the Former Cedar Fair classification. These reclassifications had no net impact on net revenues, operating income, net income, cash flows, or total assets, liabilities and equity.
–Certain prior year supplies inventory amounts of $3.0 million as of December 31, 2023 and $3.4 million as of September 24, 2023 have been reclassified from "Inventories" to "Other current assets" in the unaudited condensed consolidated balance sheets to conform with the Combined Company presentation.
–Certain processing fees charged to customers totaling $13.0 million for the three months ended September 24, 2023 and $25.4 million for the nine months ended September 24, 2023 have been reclassified from "Accommodations, extra-charge products and other" to "Admissions" in the unaudited condensed consolidated statements of operations and comprehensive income. In addition, the amounts were also reclassified from out-of-park revenues to in-park revenues as defined within Management's Discussion and Analysis and as disclosed within the Revenue Recognition footnote.
–Certain expenses, including credit card fees, other revenue processing fees, and park level technology and marketing costs, totaling $31.1 million for the three months ended September 24, 2023 and $68.0 million for the nine months ended September 24, 2023 have been reclassified from "Selling, general and administrative" to "Operating expenses" in the unaudited condensed consolidated statements of operations and comprehensive income.
–Interest income totaling $0.8 million for the three months ended September 24, 2023 and $1.5 million for the nine months ended September 24, 2023 have been reclassified from "Other (income) expense, net" to "Interest expense, net" in the unaudited condensed consolidated statements of operations and comprehensive income.

Contingencies
The Combined Company is a party to a number of lawsuits in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed in this Quarterly Report on Form 10-Q, are expected to have a material effect in the aggregate on the unaudited condensed consolidated financial statements.

Putative Securities Class Action Lawsuit
During the third quarter of 2024, the Combined Company entered into a settlement agreement, subject to court approval, resolving the Putative Securities Class Action Lawsuit described below. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. Therefore, the Combined Company's unaudited condensed consolidated balance sheet as of September 29, 2024 included a $40.0 million receivable and a corresponding $40.0 million liability recorded within "Other accrued liabilities".

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

On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (“the Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court. On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On

April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. The appeal was fully briefed as of December 4, 2023, and oral argument was held on March 4, 2024. On April 18, 2024, the Fifth Circuit reversed the dismissal and remanded the case to the district court. On May 31, 2024, the district court entered a scheduling order setting the case for trial on December 8, 2025. On September 3, 2024, the parties entered into a settlement agreement, subject to court approval, resolving the claims. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. On September 23, 2024, the District Court granted the plaintiffs’ motion for preliminary approval of the settlement and scheduled a final fairness hearing for January 25, 2025.

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

Self-Insurance Reserves
As disclosed in the Form 10-K filed by Former Cedar Fair on February 16, 2024, the Combined Company records self-insurance reserves for the estimated amount of guest and employee claims and related expenses incurred each period. During the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self-insurance reserves resulted in a change in estimate that increased the incurred but not reported ("IBNR") reserves related to these self-insurance reserves by $14.9 million, which was recorded within "Operating expenses" in the unaudited condensed consolidated statements of operations and comprehensive income. The increase was driven by an observed pattern of increasing litigation and settlement costs.

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

(2) Mergers:
On July 1, 2024, the previously announced merger of equals transaction contemplated by the Merger Agreement, by and among the Combined Company, Cedar Fair, Former Six Flags and Copper Merger Sub, was completed. Upon the consummation of the Mergers, the separate legal existences of each of Copper Merger Sub, Cedar Fair and Former Six Flags ceased, and the Combined Company changed its name to “Six Flags Entertainment Corporation”. The Combined Company trades on the New York Stock Exchange under the ticker symbol "FUN". The Mergers were entered into to create a leading amusement park operator with an expanded and diversified property portfolio, improved guest experience utilizing the complementary operating capabilities of Cedar Fair and Former Six Flags, and the opportunity for accelerated investment in the Cedar Fair and Former Six Flags properties with the cash flows of the Combined Company. The Mergers have been accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer.

Upon completion of the Mergers, subject to certain exceptions, (i) each issued and outstanding unit of limited partnership interest in Cedar Fair, including limited partnership interests underlying depositary units representing limited partnership interests on deposit (each a “Cedar Fair Unit” and collectively, the “Cedar Fair Units”) (excluding any (a) units held in the treasury of Cedar Fair or owned by Cedar Fair Management, Inc., the general partner of Cedar Fair (“Cedar Fair General Partner”) and (b) restricted units of Cedar Fair, which were converted into restricted shares of Combined Company Common Stock based on the

Cedar Fair Exchange Ratio, as further described below), was converted into the right to receive one (1) share of common stock, par value $0.01 per share, of the Combined Company (the “Combined Company Common Stock”) (the “Cedar Fair Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company Common Stock, without interest and (ii) each issued and outstanding share of common stock, par value $0.025 per share of Former Six Flags (the “Six Flags Common Stock”) (excluding any (a) shares of Six Flags Common Stock held in treasury of Former Six Flags and (b) restricted shares of Former Six Flags, which were converted into restricted shares of Combined Company Common Stock based on the Former Six Flags Exchange Ratio, as further described below), was converted into the right to receive 0.5800 shares of Combined Company Common Stock (the “Six Flags Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company Common Stock, without interest. Following the close of the transaction, the holders of the Cedar Fair Units immediately prior to the closing owned approximately 51.2% of the outstanding shares of the Combined Company Common Stock and the holders of the Six Flags Common Stock immediately prior to the closing owned approximately 48.8% of the outstanding shares of the Combined Company Common Stock. At the time of the Cedar Fair First Merger when each Cedar Fair Unit was converted into Combined Company Common Stock, the transaction gave rise to certain deferred tax assets which were accounted for as equity because management concluded the transaction to be amongst shareholders. The adjustment to equity was recorded within "Additional-Paid-in-Capital" and totaled $328.6 million.

The following table illustrates the computation of the preliminary estimated fair value of consideration transferred. As part of the Mergers, Cedar Fair paid $205.2 million of outstanding borrowings under Former Six Flags' revolving credit facility, inclusive of interest and fees, and paid the $128.2 million Former Six Flags Special Dividend, which is further described below.

(In thousands)	Consideration
Fair value of Combined Company Common Stock issued (1)	$2,531,714
Former Six Flags revolving credit facility repaid upon close of the Mergers	205,169
Payment of outstanding pre-merger special dividend per the Merger Agreement	128,161
Fair value of Former Six Flags equity awards converted (2)	19,511
Fair value of purchase consideration transferred	2,884,555
Fair value of redeemable non-controlling interests (3)	545,685
Less: cash acquired	182,914
Total Merger Consideration, net of cash acquired	$3,247,326
(1)    Reflects Former Six Flags Common Stock outstanding as of July 1, 2024 converted to Combined Company Common Stock based upon the Six Flags Exchange Ratio.
(2)    Reflects the estimated Closing Date fair value of the converted Former Six Flags equity awards for which associated service has been allocated to the pre-combination period.
(3)    Reflects the fair value of Former Six Flags redeemable non-controlling interests as of the Closing Date. The fair value reflects the consideration that would have been received by the non-controlling interest holders if the Closing Date was also the redemption date for the non-controlling interests.

Merger Consideration was allocated to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed in the Mergers:

(In thousands)	Estimated Fair Value
Receivables	$84,853
Inventories	40,580
Other current assets	53,000
Property and equipment, net	3,356,409
Other intangibles, net	850,000
Right-of-use assets	167,074
Other assets	14,688
Total assets acquired	4,566,604
Current maturities of long-term debt	56,867
Accounts payable	73,445
Deferred revenue	206,398
Accrued interest	23,448
Accrued taxes	15,465
Accrued salaries, wages and benefits	19,216
Self-insurance reserves	75,670
Other accrued liabilities	63,487
Deferred tax liabilities	756,211
Lease liabilities	184,343
Other liabilities	24,497
Long-term debt	2,373,322
Total liabilities assumed	3,872,369
Total net assets to be acquired	694,235
Goodwill	2,553,091
Fair Value of Net Assets Acquired	$3,247,326

The preliminary purchase price allocation is subject to any subsequent valuation adjustments within the measurement period. Management has not finalized the fair values of assets acquired and liabilities assumed. The estimated fair values of certain assets and liabilities including, but not limited to, property and equipment, the Six Flags trade name, self-insurance reserves, contingencies and deferred taxes require judgment and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period, and those adjustments could be material.

Goodwill is primarily attributable to expected synergies from combining the operations of Former Cedar Fair and Former Six Flags, as well as intangible assets that do not qualify for separate recognition. The majority of Goodwill is not deductible for tax purposes. Goodwill has been allocated to the Company's single reportable segment.

The fair values of assets acquired includes accounts receivable of $84.9 million that are not purchased financial assets with credit deterioration. The Combined Company did not recognize an allowance with a corresponding credit loss expense for the acquired receivables during the period ended September 29, 2024. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

Former Six Flags contributed net revenues of $558.0 million and net income of $27.5 million to the Combined Company from the Closing Date, July 1, 2024, through September 29, 2024.

The following unaudited pro forma financial information presents combined results of operations for each of the periods presented, as if the Mergers had occurred as of January 1, 2023, prepared in accordance with ASC 805. The information below reflects pro forma adjustments based on available information and certain assumptions that management believes are factual and supportable. The unaudited pro forma information includes adjustments primarily related to stock-based compensation expense, interest expense for transaction financing, amortization of deferred assets and liabilities, and depreciation of property, plant and equipment acquired, along with the consequential tax effects, and accounting policy alignments.

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the Mergers actually occurred as of January 1, 2023, or of the results of future operations of the combined business.

	Pro Forma (Unaudited)
	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net revenues	$1,348,385	$1,392,282	$2,597,662	$2,567,482
Net income (loss)	$135,465	$262,284	$(132,269)	$(62,361)

During the three and nine months ended September 29, 2024, $55.5 million and $69.2 million, respectively, of merger transaction related costs were incurred. During the three and nine months ended September 24, 2023, $5.0 million of merger transaction related costs were incurred. These amounts included third-party legal and consulting costs related to the transaction and were recorded within "Selling, general and administrative" in the unaudited condensed consolidated statement of operations and comprehensive income.

Special Dividend
As previously announced by Former Six Flags, on June 18, 2024, Former Six Flags declared a special dividend, payable to holders of record of Former Six Flags Common Stock as of the close of business one business day prior to the Closing Date, June 28, 2024, with a per share amount of $1.53, which is equal to (a) $1.00 plus (b) the product (rounded up to the nearest whole cent) of (i) the Six Flags Exchange Ratio and (ii) the aggregate amount of distributions per unit declared or paid by Cedar Fair with respect to a Cedar Fair Unit with a record date following November 2, 2023 and prior to the time the Six Flags Merger became effective (the “Closing Effective Time”) after giving effect to appropriate adjustments to reflect the Mergers (the “Special Dividend”), which distributions per Cedar Fair Unit were $0.90 in the aggregate. The payment of the Special Dividend was completed on or about July 8, 2024 and was included in Merger Consideration.

Treatment of Equity Awards and Treasury Stock
At the time the Cedar Fair First Merger became effective (the “Cedar Fair First Merger Effective Time”), each outstanding Cedar Fair equity award (other than each Cedar Fair deferred unit) was converted into a corresponding award relating to shares of Combined Company Common Stock, with the number of shares of Combined Company Common Stock subject to such converted award based on the Cedar Fair Exchange Ratio. The converted Cedar Fair equity awards remain outstanding and subject to the same terms and conditions applied under the Cedar Fair 2016 Omnibus Incentive Plan and the applicable award agreements immediately prior to the Cedar Fair First Merger Effective Time, including vesting protections for qualifying terminations that occur within a period of 24 months following the closing of the Mergers. Cedar Fair Performance Units were converted based on the higher of target performance and actual performance or, in the case of awards (or portion thereof) related to any performance period that would have begun after the Closing Effective Time, were converted based on target performance and will not be subject to future performance-based vesting conditions (but remain subject to service-based vesting conditions). Any outstanding Cedar Fair Deferred Units were settled at the First Cedar Fair Merger Effective Time in either cash or shares of Combined Company Common Stock in accordance with such terms.

Each Cedar Fair Unit held (i) in the treasury of Cedar Fair or (ii) by the Cedar Fair General Partner, in each case, immediately prior to the Cedar Fair First Merger Effective Time, was canceled and retired and ceases to exist, and no consideration was delivered in exchange therefor.

At the Closing Effective Time, generally and other than as provided in certain employment agreements entered into in connection with the Mergers, each Former Six Flags equity award was converted into a corresponding award relating to shares of Combined Company Common Stock, with the number of shares of Combined Company Common Stock subject to such converted award based on the Six Flags Exchange Ratio. The converted Former Six Flags equity awards remain outstanding and subject to the same terms and conditions as applied under the Former Six Flags Long Term Incentive Plan and the applicable award agreements immediately prior to the Closing Effective Time (except that (i) performance-based awards were converted based on the higher of target and actual performance and will not be subject to future performance-based vesting conditions (but remain subject to service-based vesting conditions) and (ii) all converted awards are subject to vesting protections for qualifying terminations that occur within a period of 24 months following the Closing). Any Former Six Flags Deferred Share Unit Awards were settled at the time of the Closing Effective Time in shares of Combined Company Common Stock based on the Six Flags Exchange Ratio. Former Six Flags equity awards were eligible for payment of the Special Dividend; provided, that such amount will not be paid until such time as the underlying Former Six Flags equity award, as converted, becomes vested or settled pursuant to its terms (if at all).

Each share of Six Flags Common Stock held in the treasury of Six Flags immediately prior to the Closing Effective Time, was canceled and retired and ceases to exist, and no consideration was delivered in exchange therefor.

2024 Omnibus Incentive Plan
The 2024 Omnibus Incentive Plan was adopted by CopperSteel HoldCo, Inc. and approved by CopperSteel HoldCo, Inc.'s stockholders prior to the Mergers, and is effective as of the Closing Date. The 2024 Omnibus Incentive Plan allows the Combined Company to award up to 8.0 million shares of Combined Company Common Stock as an element of compensation to any employee, officer, non-employee director, or consultant at the discretion of the People, Culture & Compensation Committee (the "Compensation Committee") of the Board of Directors. The types of awards available under the 2024 Omnibus Incentive Plan include stock options, stock appreciation rights, restricted stock awards, restricted stock units (including performance units), other awards and dividend equivalent rights. Outstanding awards under the Cedar Fair 2016 Omnibus Incentive Plan and the Former Six Flags Long Term Incentive Plan continue to be in effect and are governed by the terms of those plans, but no new awards may be issued under either legacy plan.

The Compensation Committee approved certain awards of performance stock units ("PSUs") on August 20, 2024 under the 2024 Omnibus Incentive Plan. Each PSU represents a contingent right to receive one share of Combined Company Common Stock. Based on actual results, each executive will be eligible to receive between 0% and 200% of the target number of PSUs. The PSUs will be eligible to vest based on the attainment of specified Adjusted EBITDA performance goals by the Combined Company during the applicable performance period, which ends December 31, 2026, and subject to each executives' continued employment with the Combined Company through the determination date following the performance period.

(3) Revenue Recognition:
Revenues are generated from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into the parks, including parking fees, and online transaction fees charged to customers. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, are included in "Accommodations, extra-charge products and other".

The following table presents net revenues disaggregated by revenues generated within the parks and revenues generated from out-of-park operations less amounts remitted to outside parties under concessionaire arrangements for the periods presented. The results for the three and nine months ended September 29, 2024 include the results of the acquired Former Six Flags operations since the Closing Date of the Mergers (see Note 2). Certain prior period amounts have been reclassified from out-of-park revenues to in-park revenues following completion of the Mergers (see Note 1. Reclassifications).

	Three months ended		Nine months ended
(In thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
In-park revenues	$1,284,875	$779,532	$1,894,766	$1,314,723
Out-of-park revenues	102,265	85,995	184,623	155,366
Concessionaire remittance	(38,755)	(23,518)	(57,773)	(42,544)
Net revenues	$1,348,385	$842,009	$2,021,616	$1,427,545
Due to the Combined Company's seasonal operations, a substantial portion of its revenues are generated from Memorial Day through Labor Day. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products and the first 12-month period for membership products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration. The number of uses is estimated based on historical usage adjusted for current period trends. Membership products beginning with the 13th month following purchase are recognized straight-line. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. The Combined Company does not typically provide for refunds or returns. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

Many products, including season-long products, are sold to customers in advance, resulting in a contract liability ("deferred revenue"). Deferred revenue is typically at its highest immediately prior to the peak summer season, and at its lowest after the peak summer and important fall seasons. Season-long products, including memberships, represent most of the deferred revenue balance in any given period.

Of the $183.7 million of current deferred revenue recorded as of January 1, 2024, 89% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced resort reservations, advanced ticket sales, prepaid games cards, marina deposits and other deferred revenue. Approximately $151 million of the current deferred revenue balance as of January 1, 2024 was recognized during the nine months ended September 29, 2024.

As of September 29, 2024 and September 24, 2023, $28.3 million and $22.0 million of non-current deferred revenue was recorded, respectively. A portion of deferred revenue is typically classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are typically sold beginning in August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 16 months after purchase depending on the date of sale. The number of uses expected outside of the next twelve months for each type of product is estimated, and the related deferred revenue is classified as non-current within "Other Liabilities" in the unaudited condensed consolidated balance sheets. As of September 29, 2024 and September 24, 2023, $21.9 million and $13.6 million was recorded, respectively, related to the non-current portion of season-long products purchased for the subsequent operating season. The remaining non-current deferred revenue balances in the periods primarily represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments will be recognized through 2027, or through the sale-leaseback period for the land under California's Great America.

Payment is due immediately on the transaction date for most products. The receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, including memberships, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. The Combined Company is not exposed to a significant concentration of customer credit risk. As of September 29, 2024, December 31, 2023 and September 24, 2023, a $25.3 million, $6.3 million and $18.3 million allowance for doubtful accounts was recorded, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
As of September 29, 2024, December 31, 2023, and September 24, 2023, property and equipment was classified as following:

(In thousands)	September 29, 2024	December 31, 2023	September 24, 2023

Land	$811,590	$288,761	$287,353
Land improvements	1,053,899	523,336	518,365
Buildings	1,623,556	991,424	985,545
Rides and equipment	3,838,722	2,125,726	2,111,057
Construction in progress	198,703	74,948	53,759
Property and equipment, gross	7,526,470	4,004,195	3,956,079
Accumulated depreciation	(2,547,454)	(2,368,862)	(2,342,275)
Property and equipment, net	$4,979,016	$1,635,333	$1,613,804
Property and equipment, net as of September 29, 2024 included $3.4 billion of Former Six Flags assets acquired on July 1, 2024 (see Note 2).

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the unaudited condensed consolidated financial statements. During the third quarter of 2024, management tested the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston ("Schlitterbahn") long-lived assets for impairment due to a decline in estimated future cash flows as a result of shifting priorities following the Mergers. The analysis resulted in no impairment. Except for those losses on disposals or retirements of fixed assets recorded in the ordinary course of business, management concluded no other indicators of impairment of long-lived assets existed during the first nine months of 2024 and the first nine months of 2023. Management's conclusions were based on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. During the third quarter of 2024, management tested the Schlitterbahn trade name and Schlitterbahn reporting unit's fair value due to a decline in estimated future cash flows as a result of shifting investment priorities at those locations following the Mergers. Management concluded the estimated fair value of goodwill at the Schlitterbahn reporting unit no longer exceeded its carrying value. Therefore, a $42.5 million impairment of the goodwill at the Schlitterbahn reporting unit was recorded during the third quarter of 2024. The impairment charge was equal to the amount by which the carrying amount exceeded the fair value and was recorded in "Loss on impairment of goodwill" within the unaudited condensed consolidated statements of operations and comprehensive income. The trade name was deemed not to be impaired. Management concluded no other indicators of impairment existed during the first nine months of 2024, and no indicators of impairment existed during the first nine months of 2023. Management's conclusions were based on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

The fair value of reporting units is established using a combination of an income (discounted cash flow) approach and market approach. The income approach uses each reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results are established using best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to each reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. Any impairment charges recognized are for the amount by which the reporting unit's carrying amount exceeds its fair value. The fair value of trade names is calculated using a relief-from-royalty method. Any impairment charges recognized are for the amount by which the trade name's carrying amount exceeds its fair value. Management makes significant estimates calculating the fair value of reporting units and trade names. Actual results could materially differ from these estimates.
Changes in the carrying value of goodwill for the nine months ended September 29, 2024 and September 24, 2023 were:

(In thousands)	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2023	$438,422	$(173,797)	$264,625
Mergers (Note 2)	2,553,091	—	2,553,091
Impairment	—	(42,462)	(42,462)
Foreign currency translation	10,855	—	10,855
Balance as of September 29, 2024	$3,002,368	$(216,259)	$2,786,109

Balance as of December 31, 2022	$437,003	$(173,797)	$263,206
Foreign currency translation	351	—	351
Balance as of September 24, 2023	$437,354	$(173,797)	$263,557

As of September 29, 2024, December 31, 2023, and September 24, 2023, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 29, 2024
Other intangible assets:
Trade names (1)	$898,647	$(291)	$898,356
License / franchise agreements	1,320	(1,014)	306
Total other intangible assets	$899,967	$(1,305)	$898,662

December 31, 2023
Other intangible assets:
Trade names (1)	$48,934	$(190)	$48,744
License / franchise agreements	1,249	(931)	318
Total other intangible assets	$50,183	$(1,121)	$49,062

September 24, 2023
Other intangible assets:
Trade names (1)	$48,697	$(162)	$48,535
License / franchise agreements	1,248	(900)	348
Total other intangible assets	$49,945	$(1,062)	$48,883
Other intangible assets as of September 29, 2024 included $850.0 million for the Six Flags trade name acquired on July 1, 2024 (see Note 2). The Six Flags trade name is an indefinite-lived intangible asset.
(1)    Trade name amortization represents amortization of the California's Great America trade name. The gross carrying amount of the California's Great America trade name totals $0.7 million. Other trade names are indefinite-lived.

(6) Long-Term Debt:
Long-term debt as of September 29, 2024, December 31, 2023, and September 24, 2023 consisted of the following:

(In thousands)	September 29, 2024	December 31, 2023	September 24, 2023

Revolving credit facility averaging 7.8% YTD 2024	$156,000	$—	$—
Term loan averaging 7.3% YTD 2024	1,000,000	—	—
Former Cedar Fair notes
2025 senior secured notes at 5.500%	—	1,000,000	1,000,000
2027 senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 senior unsecured notes at 5.250%	500,000	500,000	500,000
Former Six Flags notes (See Note 2)
2025 senior secured notes at 7.000%	200,000	—	—
2027 senior unsecured notes at 5.500%	500,000	—	—
2031 senior unsecured notes at 7.250%	800,000	—	—
2032 senior secured notes at 6.625%	850,000	—	—
	4,806,000	2,300,000	2,300,000
Less current portion	(210,000)	—	—
	4,596,000	2,300,000	2,300,000
Less debt issuance costs and original issue discount	(44,494)	(24,549)	(27,039)
Plus acquisition fair value layers	23,001	—	—
	$4,574,507	$2,275,451	$2,272,961

Term Debt and Revolving Credit Facilities
On May 1, 2024, Former Cedar Fair entered into a new credit agreement (the "2024 Credit Agreement"), which includes a $1.0 billion senior secured term loan facility and included a $300 million revolving credit facility. The revolving credit facility replaced the existing revolving credit facility under Former Cedar Fair's prior credit agreement (the "2017 Credit Agreement"). Upon consummation of the Mergers, the 2024 Credit Agreement was assumed by the Combined Company, subsidiaries of Former Six Flags became borrowers and/or guarantors under the 2024 Credit Agreement, and the 2024 Credit Agreement was amended (the "First Amendment"). The facilities provided under the 2024 Credit Agreement are collateralized by substantially all of the assets of Former Cedar Fair, its wholly owned domestic subsidiaries and its Canadian subsidiary that is a borrower under the 2024 Credit Agreement, and the subsidiaries of Former Six Flags that are co-issuers and/or guarantors under the 2025 Six Notes (as defined below) and/or the 2032 Six Notes (as defined below), subject to customary exceptions set forth in the 2024 Credit Agreement, as amended.

The senior secured term loan facility under the 2024 Credit Agreement, as amended, requires amortization payments of $10.0 million per year, payable in equal quarterly installments; matures on May 1, 2031; and bears interest at Term Secured Overnight Financing Rate ("SOFR") plus a margin of 200 basis points ("bps") per annum or base rate plus a margin of 100 bps per annum.

Following the First Amendment, the revolving credit facility capacity under the 2024 Credit Agreement, as amended, is $850 million with a maturity date of July 1, 2029, subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). Prior to the First Amendment, the then-existing revolving credit facility would have matured on February 10, 2028, subject to a springing maturity date on the date that was 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date.

There was $156.0 million of outstanding borrowings under the revolving credit facility as of September 29, 2024. The 2024 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit of $40.9 million, the Combined Company had $653.1 million of availability under its revolving credit facility as of September 29, 2024.

The total senior secured revolving credit facility capacity under the 2017 Credit Agreement was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bore interest at SOFR plus 350 bps with a SOFR adjustment of 10 bps per annum and a floor of zero, required the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, and was collateralized by substantially all of the assets of the

Partnership. Under the 2017 Credit Agreement, the senior secured revolving credit facility would have matured on February 10, 2028, provided that the maturity date would have been (x) January 30, 2025 if at least $200 million of the 2025 senior notes remained outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remained outstanding as of that date. During 2022, Former Cedar Fair fully repaid the term loan facility under the 2017 Credit Agreement.

Former Cedar Fair Notes
In April 2017, Former Cedar Fair issued $500 million of 5.375% senior unsecured notes due 2027 ("2027 senior notes"). Interest is payable under the 2027 senior notes semi-annually in April and October, with the principal due in full on April 15, 2027. The 2027 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In June 2019, Former Cedar Fair issued $500 million of 5.250% senior unsecured notes due 2029 ("2029 senior notes"). Interest is payable under the 2029 senior notes semi-annually in January and July, with the principal due in full on July 15, 2029. The 2029 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In October 2020, Former Cedar Fair issued $300 million of 6.500% senior unsecured notes due 2028 ("2028 senior notes"). Interest is payable under the 2028 senior notes semi-annually in April and October with the principal due in full on October 1, 2028. The 2028 senior notes may be redeemed, in whole or in part, at various prices depending on the date redeemed.

In April 2020, Former Cedar Fair issued $1.0 billion of 5.500% senior secured notes due 2025 ("2025 senior notes") in a private placement. The 2025 senior notes and the related guarantees were secured by first-priority liens on the issuers' and the guarantors' assets that secured all the obligations under the 2017 Credit Agreement. Interest was payable under the 2025 senior notes semi-annually in May and November, with the principal due in full on May 1, 2025. On May 2, 2024, the net proceeds from the new senior secured term loan facility under the 2024 Credit Agreement and cash on hand were used to redeem all of the 2025 senior notes. The redemption price was $1.0 billion in aggregate principal amount, plus accrued interest to the redemption date. As a result of the May 2024 refinancing, an $8.0 million loss on early debt extinguishment was recognized, inclusive of the write-off of debt issuance costs and the portion of a consent payment attributable to the 2025 senior notes.

Substantially concurrently with the closing and in connection with the Mergers, the Combined Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations under the indentures governing the 2027 senior notes, 2028 senior notes and 2029 senior notes (collectively, the "Cedar Fair Notes"). In addition, under the supplemental indentures for the Cedar Fair Notes, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement, as amended, agreed to fully and unconditionally guarantee the Cedar Fair Notes.

Former Six Flags Notes
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company entered into supplemental indentures to assume all of Former Six Flags’ obligations under its outstanding notes, including:

–$56.9 million of 4.875% senior unsecured notes due July 2024 ("2024 Six Notes"). The Combined Company paid the remaining outstanding balance of the 2024 Six Notes on July 31, 2024.

–$365.0 million of 7.000% senior secured notes due 2025 ("2025 Six Notes"). Interest is payable under the 2025 Six Notes semi-annually in January and July, with the principal due in full on July 1, 2025. $165 million of the outstanding balance of the 2025 Six Notes was paid on July 1, 2024.

–$500.0 million of 5.500% senior unsecured notes due 2027 ("2027 Six Notes"). Interest is payable under the 2027 Six Notes semi-annually in April and October, with the principal due in full on April 15, 2027.

–$800.0 million of 7.250% senior unsecured notes due 2031 ("2031 Six Notes"). Interest is payable under the 2031 Six Notes semi-annually in May and November, with the principal due in full on May 15, 2031.

–$850.0 million of 6.625% senior secured notes due 2032 ("2032 Six Notes"). Interest is payable under the 2032 Six Notes semi-annually in May and November, with the principal due in full on May 1, 2032.
Under the supplemental indenture to the 2032 Six Notes, each of the Cedar Fair co-issuers under the 2024 Credit Agreement became co-issuers of the 2032 Six Notes and each of the Cedar Fair subsidiary guarantors under the 2024 Credit Agreement became guarantors of the 2032 Six Notes. Under the supplemental indentures for all other Former Six Flags Notes, each of the Cedar Fair co-issuers and subsidiary guarantors under the 2024 Credit Agreement became guarantors of the 2024 Six Notes, 2025 Six Notes, 2027 Six Notes, and 2031 Six Notes.

In connection with the execution of the supplemental indentures to the 2025 Six Notes and the 2032 Six Notes, each of the Cedar Fair subsidiary guarantors under the 2024 Credit Agreement (the "Cedar Fair Subsidiary Guarantors") also entered into certain security agreements, pursuant to which the Cedar Fair Subsidiary Guarantors granted a first priority security interest in substantially all of their assets (subject to certain exceptions) to secure the 2025 Six Notes and the 2032 Six Notes.

As market conditions warrant, the Combined Company may from time to time repurchase outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
With respect to the revolving credit facility only, the 2024 Credit Agreement, as amended, includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter except for the quarter in which the consummation of the Mergers occurred. The maximum Net First Lien Leverage Ratio following the consummation of the Mergers is 5.25x beginning with the test period ending on or about December 31, 2024, with step-downs of 25 bps after every four consecutive quarters, culminating at 4.5x beginning with the test period ending on or about December 31, 2027.

The 2024 Credit Agreement, as amended, and fixed rate note agreements include restricted payment provisions, which could limit the Combined Company's ability to pay dividends. Under the 2024 Credit Agreement, as amended, if the pro forma Net Secured Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 3.00x, the Combined Company can make unlimited restricted payments so long as no event of default has occurred and is continuing. If the pro forma Net Total Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 5.25x, the Combined Company can make restricted payments up to the then-available Cumulative Credit (as defined in the 2024 Credit Agreement), so long as no event of default has occurred and is continuing. Irrespective of any leverage calculations, the Combined Company can make restricted payments not to exceed the greater of 7.0% of Market Capitalization (as defined in the 2024 Credit Agreement) and $200 million annually.

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, even if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total Indebtedness to Consolidated Cash Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Combined Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio was less than 5.25x as of September 29, 2024.

On November 9, 2023, Cedar Fair entered into supplemental indentures related to the 2025 senior notes, 2027 senior notes, 2028 senior notes and 2029 senior notes (the "Amendments") following receipt of requisite consents from the holders of the notes. The Amendments enabled Cedar Fair to select November 2, 2023, the date the Merger Agreement with Former Six Flags was entered into, as the testing date for purposes of calculating, with respect to the Mergers and related transactions, any and all ratio tests under those notes, each of which was satisfied when tested on November 2, 2023. To become operative, the Amendments required a payment, which was made upon the consummation of the Mergers. The payment related to the 2025 senior notes was still required despite the redemption of those notes in May 2024.

(7) Non-Controlling Interests
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed certain obligations regarding Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG"), and Six Flags Over Texas ("SFOT"), and together with SFOG (the "Partnership Parks"). The Partnership Parks are not wholly owned, but the Partnership Parks are consolidated as subsidiaries in the consolidated financial statements as it has been determined that the Combined Company has the power to direct the activities of those entities that most significantly impact the entities' economic performance, and the Combined Company has the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the unaudited condensed consolidated balance sheet as redeemable non-controlling interests. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is reflected as net income attributable to non-controlling interests in the unaudited condensed consolidated statements of operations and comprehensive income. Obligations related to the Partnership Parks continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include:

(i) Minimum annual distributions of approximately $88.5 million in 2024 (subject to cost of living adjustments) to the limited partners of the partnership entities (the "Georgia Partnership" with respect to SFOG and the "Texas Partnership" with respect to SFOT) that own the Partnership Parks. Based on the Combined Company's ownership of units as of September 29, 2024, the Combined Company's share of the distribution will be approximately $39.5 million. When combined with the minimum annual distributions incurred by Former Six Flags, the total minimum annual distributions for 2024 totaled $88.5 million.

(ii) Minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.00% of the Partnership Parks’ revenues. The capital expenditures at the Partnership Parks is expected to be in excess of the minimum required expenditures for 2024 and was in excess of the minimum required expenditures for 2023.

(iii) An annual offer to purchase all outstanding limited partnership units at the Specified Price (defined below) to the extent tendered by the unitholders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid no later than May 15th of that year (the "Partnership

Park Put"). The Combined Company is required to repurchase such limited partnership units through May 15, 2026 in the case of the Georgia Partnership and May 15, 2027 in the case of the Texas Partnership. As the Combined Company purchases additional units, it is entitled to a proportionate increase in its share of the minimum annual distributions. As part of the 2024 annual offering, Former Six Flags purchased 0.269 limited partnership units of the Georgia Partnership for $1.1 million and 0.005 units of the Texas Partnership for a nominal amount.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the specified price of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, Former Six Flags adjusted the annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of September 29, 2024, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of September 29, 2024, the Combined Company owned approximately 31.8% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 68.2% and 45.9% of the Georgia limited partner interests and Texas limited partner interests, respectively, represent a current redemption value of approximately $545.7 million. The obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

(iv) Either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of specified events and the end of the term of the partnership that hold the Partnership Parks in 2027 in the case of SFOG and 2028 in the case of SFOT, or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership.

In January 2027 with respect to the Georgia Partnership and in January 2028 with respect to the Texas Partnership, the Combined Company will have the option (each the "End-of-Term Option") to require the redemption of all the limited partnership units that the Combined Company does not then own in the Partnerships. To exercise the End-of-Term Option, the Combined Company must give the Georgia Partnership notice of its exercise no later than December 31, 2024, and the Combined Company must give the Texas Partnership notice of its exercise no later than December 31, 2025. If the End-of-Term Option is not exercised, the parties may decide to renew and extend the arrangements relating to the Partnership Parks. Alternatively, if the End-of-Term Option is not exercised, the Partnership Park entities may be sold and the proceeds applied to redeem the outstanding interests in the Georgia Partnership and Texas Partnership, as applicable. If the End-of-Term Option is exercised, the price offered, and required to be accepted by the holders' of the limited units that the Combined Company does not then own, is based on the agreed upon value of the partnerships included in the original agreements, multiplied by the change in the Consumer Price Index ("CPI") between the beginning and end of the agreement. The agreements for the Georgia Partnership and Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships when the agreements were executed was $250.0 million and $374.8 million for SFOG and SFOT, respectively. As of December 31, 2023, the agreed-upon value, as adjusted for CPI, would be $483.5 million and $712.7 million for SFOG and SFOT, respectively. The agreed-upon values, if determined as of December 31, 2023, multiplied by the 68.5% and 45.9% of units held by the limited partner for SFOG and SFOT respectively, represent $332.6 million and $330.9 million that would be required to be paid to the limited partner of SFOG and SFOT, respectively if the End-of-Option Term were to be exercised. The actual agreed upon value of the End-of-Term Option will be further adjusted by CPI until the end of each respective agreement. The decision to exercise, or not exercise, the End-of-Term Option for either of SFOG or SFOT will ultimately be made based on numerous factors, including prevailing macro-economic and industry conditions and the cost and availability of financing to fund the purchase.

Cash flows from operations at the Partnership Parks are used to satisfy the above requirements before any funds are required from the Combined Company. After the payment of the minimum distribution, the Combined Company is entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash is distributed first to any management fee in arrears and then towards the repayment of any interest and principal on intercompany loans. Any additional cash, to the extent available, is distributed 95% to the Combined Company in the case of SFOG and 92.5% to the Combined Company in the case of SFOT. The Partnership Parks generated approximately $16.0 million of cash in 2023, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Former Six Flags.

Former Six Flags entered into a Subordinated Indemnity Agreement with certain of the Combined Company's entities, Time Warner, and an affiliate of Time Warner (an indirect subsidiary of AT&T Inc. as a result of a merger in 2018), pursuant to which, among other things, Former Six Flags transferred to Time Warner (which has guaranteed all of the obligations under the Partnership Park arrangements) record title to the corporations that own the entities that purchase limited partnership units of the Partnership Parks, and Former Six Flags received an assignment from Time Warner of all cash flow received on such limited partnership units, and the Combined Company otherwise controls such entities. In addition, Former Six Flags issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of default by the Combined Company under the Subordinated Indemnity Agreement or of the Combined Company's obligations to the partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If the Combined Company satisfies all such obligations, Time Warner is required to transfer to the Combined

Company the entire equity interests of these entities at the end of the term, which is 2027 for the Georgia Partnership and 2028 for the Texas Partnership.

Redeemable non-controlling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG, and SFOT. As of September 29, 2024, redeemable non-controlling interests of the Georgia Partnership and the Texas Partnership were $291.6 million and $254.1 million, respectively. Changes in the carrying value of redeemable non-controlling interests for the nine months ended September 29, 2024 were:

(In thousands)	SFOG	SFOT	Total

Balance as of December 31, 2023	$—	$—	$—
Mergers (Note 2)	291,628	254,057	545,685
Purchase of redeemable units	—	—	—
Net income attributable to non-controlling interests	12,258	12,241	24,499
Distributions to non-controlling interests	(12,258)	(12,241)	(24,499)
Balance as of September 29, 2024	$291,628	$254,057	$545,685

The redemption value of the non-controlling partnership units of the Georgia Partnership and of the Texas Partnership as of September 29, 2024 was approximately $279.4 million and $241.8 million, respectively.

(8) Income and Partnership Taxes:
Income tax expense was $43.3 million and $31.1 million for the three and nine months ended September 29, 2024, respectively, and $50.7 million and $40.2 million for the three and nine months ended September 24, 2023, respectively. The effective tax rate for the three and nine months ended September 29, 2024 was 24.2% and 35.1%, respectively, and 19.0% and 23.0% for the three and nine months ended September 24, 2023.
The effective tax rate for the three and nine months ended September 29, 2024 differed from the United States Federal statutory rate of 21% for pre-merger publicly traded partnership tax ("PTP tax"), partnership income or loss not subject to corporate income tax, non-deductible executive compensation, state and local income taxes and tax rate differences in foreign jurisdictions. For the three and nine months ended September 29, 2024, the Combined Company also recognized discrete tax benefits for the change in tax status associated with the Mergers discussed in Note 2, primarily related to recognition of certain deferred tax assets, offset by certain adjustments to account for non-deductible executive compensation. Prior to the Mergers, Former Cedar Fair was subject to PTP tax on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal, state and local income taxes on income from its corporate subsidiaries and foreign income taxes on its foreign subsidiary. As such, the total provision (benefit) for taxes prior to the Mergers includes amounts for the PTP tax and federal, state, local and foreign income taxes. The Partnership (Cedar Fair, L.P.) ceased to exist in connection with the Mergers. Following the completion of the Mergers, the Combined Company is subject to U.S. federal income taxes in addition to state and local income taxes as a corporation. This subjects all domestic and Canadian branch earnings (losses) before the provision for income taxes to a U.S. statutory rate of 21% and all earnings (losses) before provision of income taxes derived from operations in Mexico and Canada to their respective statutory rates of 30% and 26.5%. Under applicable accounting rules, the total provision (benefit) for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

The total tax provision (benefit) for interim periods is determined by applying an estimated annual effective tax rate to the applicable quarterly income (loss). The consolidated estimated annual effective tax rate differed from the statutory federal income tax rate primarily due to state, local and foreign income taxes, certain nondeductible executive compensation and the effect of the partnership distributions for the Six Flags Over Georgia Partnership and Six Flags Over Texas Partnership.

Unrecognized tax benefits, including accrued interest and penalties, were not material in any period presented. Interest and penalties related to unrecognized tax benefits are recognized as income tax expense.

Valuation allowances have been recorded on certain deferred tax assets due to uncertainties related to the ability to use some of the deferred tax assets. The valuation is based on estimates of taxable income by jurisdiction and the period over which the deferred tax assets are recoverable. Projected taxable income over the foreseeable future indicates all of the federal net operating loss carryforwards will be able to be used prior to expiration. The majority of the remaining valuation allowance is based on the inability to use foreign tax credits and state deferred tax assets related to net operating losses that were generated in states where the Combined Company no longer does business or where the Combined Company has consistently not generated taxable income. Management does not believe that the Mergers will have a significant effect on the ability to use net operating losses.

Management analyzes its ability to use foreign tax credits based on the most probable outcome for future foreign sourced income. Based on that analysis, management has determined that it is more likely than not that some of the foreign tax credits will not be fully utilized and have established a valuation allowance.

The Inflation Reduction Act was signed into law on August 16, 2022 and created a new 15% corporate alternative minimum tax ("CAMT") based on adjusted financial statement income. The effective date of the provision was January 1, 2023. The Combined Company will not be subject to CAMT as its reported earnings for each of the past three years did not exceed $1 billion.

On June 20, 2024, the Canadian government enacted Pillar Two legislation that includes the Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax (as defined in the Global Minimum Tax Act). The Pillar Two legislation requires multi-national entities to pay taxes of at least 15% in each jurisdiction in which they have operations. The Canadian legislation is effective for the fiscal year beginning January 1, 2024. Management performed an assessment of the potential exposure to Pillar Two income taxes related to the Combined Company. This assessment was based on the most recent information available regarding the financial performance of the constituent entities. Management considered the applicable tax law changes on Pillar Two implementation in the relevant countries, and there was no material impact to the Combined Company tax provision for the nine months ended September 29, 2024. The Combined Company will continue to evaluate the impact of these tax law changes on future reporting periods.

(9) Partners' Equity:
On August 3, 2022, Former Cedar Fair announced that the Board of Directors of its general partner approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. There were 1.4 million limited partnership units repurchased under the August 2022 repurchase program during the nine months ended September 24, 2023 at an average price of $44.00 per limited partner unit for an aggregate amount of $62.5 million. There was no remaining availability under the August 2022 repurchase program following the repurchase of units under that program during April 2023. Accordingly, there were no limited partnership units repurchased under the August 2022 repurchase program during the three months ended September 24, 2023.

On May 4, 2023, Former Cedar Fair announced that the Board of Directors of its general partner authorized the Partnership to repurchase additional units for an aggregate amount of not more than $250 million. There were 0.3 million units repurchased under the May 2023 repurchase program during the three and nine months ended September 24, 2023 at an average price of $38.27 per limited partner unit for an aggregate amount of $12.0 million. Accordingly, there was a total of 1.7 million units repurchased under the August 2022 and May 2023 repurchase programs during the nine months ended September 24, 2023 at an average price of $42.97 per limited partner unit for an aggregate amount of $74.5 million. There were no units repurchased during the nine months ended September 29, 2024 under either program.

Subject to applicable rules and regulations, Former Cedar Fair could have repurchased units from time-to-time in the open market or by negotiated transactions. The amount and timing of such repurchases were based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other business considerations. No limit was placed on the duration of either repurchase program. The Partnership was not obligated to repurchase any minimum dollar amount or specific number of units, and could modify, suspend, or discontinue the program at any time.

There are no repurchase programs outstanding related to the Combined Company following the Mergers.

(10) Pension Benefits:
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed the obligations of the Former Six Flags pension plan. Former Six Flags froze its pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes pension costs and the weighted-average assumptions used to determine net cost for the three months ended September 29, 2024. The components of net periodic expense (benefit) were included in "Other (income) expense, net" in the unaudited condensed consolidated statements of operations and comprehensive income. Neither Former Six Flags nor the Combined Company made any pension contributions during the three or nine month periods ended September 29, 2024 and September 24, 2023.

Three months ended
(In thousands)	September 29, 2024
Interest cost	$1,959
Expected return on plan assets	(2,280)
Amortization of net actuarial loss	—
Administrative fees	225
Total net periodic expense (benefit)	$(96)

Discount rate	5.25%
Rate of compensation increase	N/A
Expected return on plan assets	5.75%

(11) Earnings per Share:
Earnings per common share for the three and nine month periods ended September 29, 2024 and earnings per limited partner unit for the three and nine month periods ended September 24, 2023 were calculated based on the following amounts:

	Three months ended		Nine months ended
(In thousands, except per share amounts)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net income attributable to Six Flags Entertainment Corporation	110,966	215,494	33,052	134,512

Basic weighted average common shares / LP units outstanding	99,741	50,668	67,072	51,064
Effect of dilutive awards:
Deferred stock units	—	51	41	50
Performance stock units	—	—	96	—
Restricted stock units	1,247	431	790	473
Diluted weighted average common shares / LP units outstanding	100,988	51,150	67,999	51,587
Net income per common shares / LP units - basic	$1.11	$4.25	$0.49	$2.63
Net income per common shares / LP units - diluted	$1.10	$4.21	$0.49	$2.61

There were approximately 0.8 million potentially dilutive units excluded from the computation of diluted net income per common share for the three and nine months ended September 29, 2024 as their effect would have been anti-dilutive.

(12) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of September 29, 2024, December 31, 2023, and September 24, 2023 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	September 29, 2024		December 31, 2023		September 24, 2023
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$304	$304	$319	$319	$338	$338
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(1,000,000)	$(999,750)	—	—	—	—
2025 notes at 5.500%	Long-Term Debt (1)	Level 2	—	—	$(1,000,000)	$(996,250)	$(1,000,000)	$(980,000)
2027 notes at 5.375%	Long-Term Debt (1)	Level 1	$(500,000)	$(498,610)	$(500,000)	$(490,000)	$(500,000)	$(470,000)
2028 notes at 6.500%	Long-Term Debt (1)	Level 1	$(300,000)	$(304,383)	$(300,000)	$(298,125)	$(300,000)	$(286,500)
2029 notes at 5.250%	Long-Term Debt (1)	Level 1	$(500,000)	$(491,750)	$(500,000)	$(472,500)	$(500,000)	$(440,000)
2025 notes at 7.000%	Long-Term Debt (1)	Level 2	$(200,000)	$(206,624)	—	—	—	—
2027 notes at 5.500%	Long-Term Debt (1)	Level 2	$(500,000)	$(497,225)	—	—	—	—
2031 notes at 7.250%	Long-Term Debt (1)	Level 2	$(800,000)	$(830,504)	—	—	—	—
2032 notes at 6.625%	Long-Term Debt (1)	Level 2	$(850,000)	$(879,750)	—	—	—	—
(1)Carrying values of long-term debt balances are before reductions for (1) current maturities of long-term debt of $210.0 million as of September 29, 2024; (2) debt issuance costs and original issue discount of $44.5 million, $24.5 million and $27.0 million as of September 29, 2024, December 31, 2023 and September 24, 2023, respectively; and (3) acquisition fair value layers of $23.0 million as of September 29, 2024.

During the third quarter of 2024, management tested the Schlitterbahn reporting unit's fair value due to a decline in estimated future cash flows as a result of shifting investment priorities at those locations following the Mergers. Management concluded the estimated fair value of goodwill at the Schlitterbahn reporting unit no longer exceeded its carrying value. Therefore, a $42.5 million impairment of the goodwill at the Schlitterbahn reporting unit was recorded during the third quarter of 2024. The impairment charge was equal to the amount by which the carrying amount exceeded the fair value and was recorded in "Loss on impairment of goodwill" within the unaudited condensed consolidated statements of operations and comprehensive income.

The fair value of reporting units is established using a combination of an income (discounted cash flow) approach and market approach and includes numerous assumptions based on Level 3 inputs. The primary assumptions used to determine the fair value of reporting units includes growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, terminal value growth rates, future estimates of capital expenditures, changes in future capital requirements, and a weighted-average cost of capital that reflected current market conditions.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no other assets measured at fair value on a non-recurring basis as of September 29, 2024, December 31, 2023 or September 24, 2023. The net plan asset for the Former Six Flags pension plan will be measured at fair value annually.

(13) Segments:
Each of the Combined Company's parks are overseen by a general manager and operate autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, Senior Vice Presidents and the general managers of the parks. Substantially all of the parks provide similar products and services through a similar process to the same class of customer utilizing a consistent method. In addition, the parks share common economic characteristics. Based on these factors, the Combined Company operates within a single reportable segment of amusement/water parks with accompanying resort facilities.

All of the Combined Company's parks are located in the United States with the exception of two parks in Mexico and two parks in Canada. The Combined Company also recognizes revenue and expense related to the development of a Six Flags-branded park outside of North America. These management fees are disclosed as "Domestic" within the below tables. Prior to the Mergers, Former Cedar Fair did not disclose geographic segment related information as it had only one foreign park, and management believed disclosure of a single park's results provided sensitive information to its competitors. As a result, the below information only includes results since the Closing Date of the Mergers.

As of September 29, 2024, long-lived assets (which consists of property and equipment, goodwill, intangible assets and right-of-use assets) by domestic and foreign properties was as follows:

(In thousands)	September 29, 2024
Domestic	$8,509,518
Foreign	390,555
Total	$8,900,073

For the three months ended September 29, 2024, net revenues and income before taxes by domestic and foreign properties were as follows:

Three months ended
(In thousands)	September 29, 2024
Net revenues
Domestic	$1,210,449
Foreign	137,936
Total	$1,348,385

Income before taxes
Domestic	$128,734
Foreign	50,072
Total	$178,806

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to facilitate an understanding of the Combined Company's business and results of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion should also be read in conjunction with the Combined Company's consolidated financial statements and related notes thereto, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of Cedar Fair's Annual Report on Form 10-K for the year ended December 31, 2023.

Merger Agreement with Six Flags:
On July 1, 2024, the previously announced merger of equals transaction contemplated by the Merger Agreement, by and among CopperSteel HoldCo, Inc., Cedar Fair, Former Six Flags and Copper Merger Sub, was completed. Upon the consummation of the Mergers, the separate legal existences of each of Copper Merger Sub, Cedar Fair and Former Six Flags ceased, and the Combined Company changed its name to “Six Flags Entertainment Corporation”. The Combined Company trades on the New York Stock Exchange under the ticker symbol "FUN". References to the "Partnership," "Cedar Fair," or "Former Cedar Fair" are to Cedar Fair prior to the Mergers, and references to the "Combined Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. The Mergers were entered into to create a leading amusement park operator with an expanded and diversified property portfolio, improved guest experience utilizing the complementary operating capabilities of Cedar Fair and Former Six Flags, and the opportunity for accelerated investment in the Cedar Fair and Former Six Flags properties with the cash flows of the Combined Company. For additional information, see the Explanatory Note in this Quarterly Report on Form 10-Q and Note 2.

The Mergers are accounted for as a business combination using the acquisition method of accounting. Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, unless indicated otherwise, financial results and disclosures within this Management's Discussion and Analysis referring to periods prior to the Closing Date include only Former Cedar Fair's results before giving effect to the Mergers, including the financial statements as of December 31, 2023 and September 24, 2023 and for the three and nine months ended September 24, 2023. The results for Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures for the three months ended September 29, 2024 reflect the Combined Company's operations. Financial results for the nine months ended September 29, 2024 reflect combined operations for only July 1, 2024, through September 29, 2024, and include only Former Cedar Fair's results before giving effect to the Mergers for the first six months of 2024.

Business Overview:
The Combined Company generates revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Combined Company's principal costs and expenses, which include salaries and wages, operating supplies, maintenance, insurance and advertising, are relatively fixed for a typical operating season and do not vary significantly with attendance.

Each of the parks are overseen by a general manager and operate autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, Senior Vice Presidents and the general managers of the parks. The Combined Company operates within a single reportable segment of amusement/water parks with accompanying resort facilities.

Critical Accounting Policies:
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the unaudited condensed consolidated financial statements of the Combined Company, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the unaudited condensed consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the unaudited condensed consolidated financial statements:
•Accounting for Business Combinations
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition

•Income Taxes

During the third quarter of 2024, the Mergers were completed (see Note 2). Therefore, Accounting for Business Combinations has been identified as a Critical Accounting Policy and included below. There were no other changes to the above critical accounting policies from those previously disclosed in Cedar Fair's Annual Report on Form 10-K for the year ended December 31, 2023.

Accounting for Business Combinations
Business combinations are accounted for under the acquisition method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by management, taking into consideration information supplied by the management of the acquired entities, valuations supplied by independent appraisal experts and other relevant information. The determination of fair values requires significant judgment by management.

During the measurement period, which may be a period of up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the condensed consolidated statement of operations and comprehensive income. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.

Results of Operations:
The following operational measures are key performance metrics in the Combined Company's managerial and operational reporting. They are used as major factors in significant operational decisions as they are primary drivers of financial and operational performance, measuring demand, pricing and consumer behavior. In-park revenues, in-park per capita spending and out-of-park revenues are non-GAAP measures.
Attendance is defined as the number of guest visits to amusement parks and separately gated outdoor water parks.
In-park per capita spending is calculated as revenues generated within the amusement parks and separately gated outdoor water parks, along with related parking revenues and online transaction fees charged to customers (in-park revenues), divided by total attendance.
Out-of-park revenues are defined as revenues from resorts, out-of-park food and retail locations, sponsorships, international agreements and all other out-of-park operations.
Net revenues consist of in-park revenues and out-of-park revenues less amounts remitted to outside third parties under concessionaire arrangements; see Note 3 for a reconciliation of in-park revenues and out-of-park revenues to net revenues. Certain prior period amounts have been reclassified from out-of-park revenues to in-park revenues following completion of the Mergers (see Note 1. Reclassifications).

Nine months ended September 29, 2024 vs. Nine months ended September 24, 2023
The results for the nine-month period ended September 29, 2024 are not directly comparable with the results for the nine-month period ended September 24, 2023. First, the nine-month period ended September 29, 2024 included the results of the acquired Former Six Flags operations from the Closing Date of the Mergers forward (see Note 2). Second, the current period consisted of a 39-week period compared with a 38-week period in the prior period for Former Cedar Fair.

The current nine-month period included 3,491 operating days compared with 1,988 operating days for the nine-month period ended September 24, 2023, an increase of 1,503 operating days. There were 1,591 operating days in the third quarter of 2024 at Former Six Flags parks following the completion of the Mergers. There were also 31 additional operating days period over period at Former Cedar Fair parks due to the fiscal calendar shift. These increases were partially offset by 119 fewer operating days driven by fewer planned early season operating days at some of Former Cedar Fair's seasonal parks. In particular, Carowinds, Kings Dominion and California's Great America were open additional operating days in January and February in the prior period that were not planned in the current period.

The following table presents key financial information for the Combined Company for the nine months ended September 29, 2024 and September 24, 2023:

	Nine months ended		Increase (Decrease)
	September 29, 2024	September 24, 2023	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$2,021,616	$1,427,545	$594,071	41.6%
Operating costs and expenses	1,496,436	1,009,706	486,730	48.2%
Depreciation and amortization	211,887	127,711	84,176	65.9%
Loss on impairment / retirement of fixed assets, net	11,406	12,779	(1,373)	N/M
Loss on impairment of goodwill	42,462	—	42,462	N/M
Operating income	$259,425	$277,349	$(17,924)	(6.5)%

Other Data:
Attendance	30,955	20,889	10,066	48.2%
In-park per capita spending	$61.21	$62.94	$(1.73)	(2.7)%
Out-of-park revenues	$184,623	$155,366	$29,257	18.8%
Operating days	3,491	1,988	1,503	75.6%
Net income margin (1)	2.8%	9.4%		(6.6)%

N/M        Not meaningful due to the nature of the expense line-item.
(1)        Net income margin is calculated as net income divided by net revenues.
For the nine months ended September 29, 2024, net revenues increased $594.1 million compared with the nine months ended September 24, 2023. The increase in net revenues reflected $558.0 million in net revenues contributed by Former Six Flags operations during the three months ended September 29, 2024 and a $36.1 million increase in net revenues contributed by Former Cedar Fair operations during the nine months ended September 29, 2024 compared to the prior period. The increase in net revenues reflected the impact of a 10.1 million-visit increase in attendance and a $29.3 million increase in out-of-park revenues, partially offset by the impact of a $1.73, or 2.7%, decrease in in-park per capita spending. The 10.1 million-visit increase in attendance included a 9.2 million-visit increase resulting from attendance at Former Six Flags parks in the third quarter of 2024 following the Mergers and a 0.6 million-visit increase attributable to the fiscal calendar shift for Former Cedar Fair, with the remaining increase driven by higher season pass sales at Former Cedar Fair parks, improved weather in California, and increased demand at Former Cedar Fair's parks with significant marketable new rides and attractions. These factors were partially offset by the impact of fewer planned operating days. Of the $1.73 decrease in in-park per capita spending, $0.39 of the decrease related to the impact of in-park per capita spending at the Former Six Flags parks during the third quarter of 2024, with the remaining decrease attributable to a planned decrease in average season pass pricing and a higher mix of season pass visitation at the Former Cedar Fair parks, partially offset by improved in-park per capita spending for food and beverage and extra-charge products at the Former Cedar Fair parks, including Fast Lane. The $29.3 million increase in out-of-park revenues was due primarily to $20.9 million contributed by Former Six Flags operations in the third quarter of 2024, and $3.1 million in increased out-of-park revenues due to the fiscal calendar shift for Former Cedar Fair, with the remaining increase largely attributable to increased revenues from the Knott's Hotel following a recent renovation. The increase in net revenues included a $2.9 million unfavorable impact of foreign currency exchange rates.

Operating costs and expenses for the nine months ended September 29, 2024 increased $486.7 million compared with the nine months ended September 24, 2023. The increase in operating costs and expenses was the result of a $259.9 million increase in operating expenses, a $181.1 million increase in selling, general and administrative ("SG&A") expenses and a $45.7 million increase in cost of goods sold. The $259.9 million increase in operating expenses included a $245.2 million increase related to Former Six Flags operations in the third quarter of 2024, a $15.9 million increase due to the fiscal calendar shift for Former Cedar Fair and a $22.5 million increase in self-insurance reserves at Former Cedar Fair (see Note 1). Excluding these factors, operating expenses decreased in relation to Former Cedar Fair operations largely as a result of a planned reduction in labor costs totaling $19.3 million, including declines in seasonal hours and full-time head count, including related benefits, and a planned reduction in operating supplies, particularly for live entertainment. The $181.1 million increase in SG&A expenses included $80.9 million of additional expenses related to Former Six Flags operations in the third quarter of 2024, $75.5 million of increased transaction and integration costs incurred as the accounting acquirer in the Mergers, and $2.4 million due to the fiscal calendar shift for Former Cedar Fair. Excluding these factors, SG&A expenses increased at Former Cedar Fair due to higher full-time wages of $15.1 million, including bonuses and equity compensation, and to a lesser extent, advertising and costs related to information technology. Cost of goods sold as a percentage of food, merchandise and games revenue decreased 0.7%, of which 0.1% was a result of the Mergers, and the remainder of which was driven by both planned reductions in costs and higher pricing at Former Cedar Fair. The increase in operating costs and expenses included a $1.3 million favorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the nine months ended September 29, 2024 increased $84.2 million compared with the nine months ended September 24, 2023. A $95.0 million increase in depreciation expense was attributable to the Mergers, which was partially offset by the impact of a change in interim depreciation method for Former Cedar Fair (see Note 1). The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business, which in the prior period included the retirement of two specific assets. During the third quarter of 2024, management tested the Schlitterbahn reporting unit's fair value due to a decline in estimated future cash flows as a result of shifting investment priorities at those locations following the Mergers. Management concluded the estimated fair value of goodwill at the Schlitterbahn reporting unit no longer exceeded its carrying value. Therefore, a $42.5 million impairment of the goodwill at the Schlitterbahn reporting unit was recorded during the third quarter of 2024.

After the items above, operating income for the nine months ended September 29, 2024 totaled $259.4 million compared with $277.3 million for the nine months ended September 24, 2023. The amount for the nine months ended September 29, 2024 included $91.2 million of operating income activity relating to the Former Six Flags operations in the third quarter of 2024.

Interest expense, net for the nine months ended September 29, 2024 increased $51.8 million as a result of $39.2 million of interest incurred on debt acquired in the Mergers, as well as refinancing events during the current period, including the full redemption of the 2025 senior notes which were refinanced with a $1.0 billion senior secured term loan facility, and additional revolver borrowings in the current period. The refinancing events also resulted in a loss on early debt extinguishment of $8.0 million during the current period. Other (income) expense, net primarily represented the remeasurement of U.S. dollar denominated notes to an entity's functional currency.

During the nine months ended September 29, 2024, a provision for income taxes of $31.1 million was recorded compared with $40.2 million for the nine months ended September 24, 2023. The decrease in provision for income taxes was primarily attributable to lower pre-tax book income relative to the comparable period and certain discrete tax effects associated with the Mergers partially offset by non-deductible executive compensation and state and local income taxes.

After the items above and income attributable to non-controlling interests (see Note 7), net income attributable to Six Flags Entertainment Corporation for the nine months ended September 29, 2024 totaled $33.1 million, or $0.49 per diluted common share, $3.0 million of which is from activity relating to the Former Six Flags operations in the third quarter of 2024, compared with $134.5 million, or $2.61 per diluted limited partner unit, for the nine months ended September 24, 2023. Net income margin decreased 6.6% largely due to the $75.5 million of increased transaction and integration costs and the $42.5 million impairment of goodwill related to the Schlitterbahn reporting unit incurred during the current period.

Three months ended September 29, 2024 vs. Three months ended September 24, 2023
The results for the three-month period ended September 29, 2024 are not directly comparable with the results for the three-month period ended September 24, 2023. First, the three-month period ended September 29, 2024 included the results of the acquired Former Six Flags operations since the Closing Date of the Mergers (see Note 2). Second, the current period consisted of the thirteen-week period ended September 29, 2024 while the prior period consisted of the thirteen-week period ended September 24, 2023 for Former Cedar Fair.

The current three-month period included 2,585 operating days compared with 1,091 operating days for the three-month period ended September 24, 2023. This 1,494 operating day increase was driven by 1,591 operating days in the third quarter of 2024 at Former Six Flags parks following completion of the Mergers. Those additional operating days were offset by 71 fewer days period over period at Former Cedar Fair parks due to the fiscal calendar shift and 26 fewer days attributable to planned closure of low volume operating days and unplanned closures due to inclement weather.

The following table presents key financial information for the Combined Company for the three months ended September 29, 2024 and September 24, 2023:

	Three months ended		Increase (Decrease)
	September 29, 2024	September 24, 2023	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$1,348,385	$842,009	$506,376	60.1%
Operating costs and expenses	894,182	467,430	426,752	91.3%
Depreciation and amortization	144,560	65,936	78,624	119.2%
Loss on impairment / retirement of fixed assets, net	4,671	2,018	2,653	N/M
Loss on impairment of goodwill	42,462	—	42,462	N/M
Operating income	$262,510	$306,625	$(44,115)	(14.4)%

Other Data:
Attendance	20,971	12,433	8,538	68.7%
In-park per capita spending	$61.27	$62.70	$(1.43)	(2.3)%
Out-of-park revenues	$102,265	$85,995	$16,270	18.9%
Operating days	2,585	1,091	1,494	136.9%
Net income margin (1)	10.0%	25.6%		(15.6)%

N/M        Not meaningful due to the nature of the expense line-item.
(1)        Net income margin is calculated as net income divided by net revenues.
For the three months ended September 29, 2024, net revenues increased $506.4 million compared with the three months ended September 24, 2023. The increase in net revenues reflected $558.0 million in net revenues contributed by Former Six Flags operations during the three months ended September 29, 2024 offset by $51.6 million in lower net revenues for Former Cedar Fair operations during the three months ended September 29, 2024 compared to the prior year period. The increase in net revenues reflected the impact of an 8.5 million-visit increase in attendance and a $16.3 million increase in out-of-park revenues, partially offset by the impact of a $1.43, or 2.3%, decrease in in-park per capita spending. The 8.5 million-visit increase in attendance included a 9.2 million-visit increase resulting from attendance at Former Six Flags parks following the Mergers offset by a 460,000-visit decrease at Former Cedar Fair parks driven by the calendar shift in the current period for Former Cedar Fair. The remaining 200,000-visit decrease was driven by inclement weather at multiple Former Cedar Fair parks, including the impact of hurricanes and flooding. Of the $1.43 decrease in in-park per capita spending, $0.77 of the decrease related to the impact of in-park per capita spending at the Former Six Flags parks, with the remaining decrease attributable to a planned decrease in average season pass pricing and a higher mix of season pass visitation at the Former Cedar Fair parks, partially offset by improved in-park per capita spending for food and beverage and extra-charge products at the Former Cedar Fair parks, including Fast Lane. The $16.3 million increase in out-of-park revenues was due to $20.9 million contributed by Former Six Flags operations offset by a $4.6 million decrease due to the fiscal calendar shift for Former Cedar Fair. The increase in net revenues included a $1.9 million unfavorable impact of foreign currency exchange rates.

Operating costs and expenses for the three months ended September 29, 2024 increased $426.8 million compared with the three months ended September 24, 2023. The increase in operating costs and expenses was the result of a $242.5 million increase in operating expenses, a $144.5 million increase in SG&A expenses and a $39.8 million increase in cost of goods sold. The $242.5 million increase in operating expenses included a $245.2 million increase related to Former Six Flags operations and a $17.9 million increase in self-insurance reserves at Former Cedar Fair described above offset by a $9.7 million decrease due to the calendar shift in the current period for Former Cedar Fair. Excluding these factors, operating expenses decreased in relation to Former Cedar Fair operations largely as a result of a planned reduction in seasonal labor costs totaling $4.7 million and operating supply costs, particularly for live entertainment. The $144.5 million increase in SG&A expenses included $80.9 million of additional expenses related to Former Six Flags operations, $54.5 million of increased transaction and integration costs incurred as the accounting acquirer in the Mergers, and higher full-time wages of $6.2 million primarily driven by bonuses at Former Cedar Fair. Cost of goods sold as a percentage of food, merchandise and games revenue increased 0.3%, of which 0.1% was a result of the Mergers, and the remainder of which was driven by an increase in food and beverage costs at Former Cedar Fair. The increase in operating costs and expenses included a $0.8 million favorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the three months ended September 29, 2024 increased $78.6 million compared with the three months ended September 24, 2023. A $95.0 million increase in depreciation expense was attributable to the Mergers, which was somewhat offset by the impact of a change in interim depreciation method for Former Cedar Fair. The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business. During the third quarter of 2024, management tested the Schlitterbahn reporting unit's fair value due to a decline in estimated future cash flows as a result of shifting investment priorities at those locations following the Mergers. Management concluded the estimated fair value of goodwill at the Schlitterbahn reporting unit no longer exceeded its carrying value. Therefore, a $42.5 million impairment of the goodwill at the Schlitterbahn reporting unit was recorded during the third quarter of 2024.

After the items above, operating income for the three months ended September 29, 2024 totaled $262.5 million compared with $306.6 million for the three months ended September 24, 2023. The amount for the three months ended September 29, 2024 included $91.2 million of operating income from activity relating to the Former Six Flags operations.

Interest expense, net for the three months ended September 29, 2024 increased $46.4 million as a result of $39.2 million of interest incurred on debt acquired in the Mergers, as well as refinancing events during the current period, including the full redemption of the 2025 senior notes in full which were refinanced with a $1.0 billion senior secured term loan facility, and additional revolver borrowings in the current period. The refinancing events also resulted in a loss on early debt extinguishment of $2.1 million during the current period representing consent payments on the 2025 senior notes (see Note 6). Other (income) expense, net primarily represented the remeasurement of U.S. dollar denominated notes to the Canadian entity's functional currency.

During the three months ended September 29, 2024, a provision for income taxes of $43.3 million was recorded compared with $50.7 million for the three months ended September 24, 2023. The decrease in provision for income taxes was primarily attributable to lower pre-tax book income relative to the comparable period and certain discrete tax effects associated with the Mergers partially offset by non-deductible executive compensation and state and local income taxes.

After the items above and income attributable to non-controlling interests (see Note 7), net income attributable to Six Flags Entertainment Corporation for the three months ended September 29, 2024 totaled $111.0 million, or $1.10 per diluted common share, $3.0 million of which is from activity relating to the Former Six Flags operations, compared with $215.5 million, or $4.21 per diluted limited partner unit, for the three months ended September 24, 2023. Net income margin decreased 15.6% primarily due to the $54.5 million of increased transaction and integration costs and the $42.5 million impairment of goodwill related to the Schlitterbahn reporting unit incurred during the current period.

October Update
For the five week period ended November 3, 2024, preliminary attendance for the Combined Company totaled 6.5 million visits, which was up 20% compared with combined attendance for Former Cedar Fair and Former Six Flags over the five week period ended November 5, 2023.

Modified EBITDA and Adjusted EBITDA
Modified EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Combined Company's credit agreement. Adjusted EBITDA represents Modified EBITDA minus net income attributable to non-controlling interests. Both measures have been included to disclose the effect of non-controlling interests. Prior to the Mergers, Former Cedar Fair did not have net income attributable to non-controlling interests. Modified EBITDA and Adjusted EBITDA are not measurements of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. Management believes Modified EBITDA and Adjusted EBITDA are meaningful measures of park-level operating profitability, and use them for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is widely used by analysts, investors and comparable companies in the industry to evaluate operating performance on a consistent basis, as well as more easily compare results with those of other companies in the industry. These measures are provided as a supplemental measure of the Combined Company's operating results and may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net income for the three and nine-month periods ended September 29, 2024 and September 24, 2023. The results for the three and nine months ended September 29, 2024 include the results of the acquired Former Six Flags operations from the Closing Date of the Mergers forward (see Note 2).

	Three months ended		Nine months ended
(In thousands)	September 29, 2024	September 24, 2023	September 29, 2024	September 24, 2023
Net income	$135,465	$215,494	$57,551	$134,512
Interest expense, net	81,742	35,296	155,903	104,099
Provision for taxes	43,341	50,673	31,135	40,246
Depreciation and amortization	144,560	65,936	211,887	127,711
EBITDA	405,108	367,399	456,476	406,568
Loss on early debt extinguishment	2,063	—	7,974	—
Non-cash foreign currency (gain) loss	(1,122)	5,460	5,880	(1,674)
Non-cash equity compensation expense	39,131	8,221	53,550	15,841
Loss on retirement of fixed assets, net	4,671	2,018	11,406	12,779
Loss on impairment of goodwill	42,462	—	42,462	—
Costs related to the Mergers (1)	73,335	5,012	94,610	5,012
Self-insurance adjustment (2)	14,865	—	14,865	—
Other (3)	2,019	385	3,593	284
Modified EBITDA	582,532	388,495	690,816	438,810
Modified EBITDA attributable to non-controlling interests	24,499	—	24,499	—
Adjusted EBITDA	$558,033	$388,495	$666,317	$438,810

Modified EBITDA margin (4)	43.2%	46.1%	34.2%	30.7%
(1)    Consists of third-party legal and consulting transaction costs, as well as integration costs related to the Mergers. Integration costs include third-party consulting costs, travel costs and contract termination costs. See Note 2 for additional information related to the Mergers. These costs are added back to net income to calculate Modified EBITDA and Adjusted EBITDA as defined in the Combined Company's credit agreement and were recorded within "Selling, general and administrative" in the unaudited condensed consolidated statement of operations and comprehensive income.
(2)    During the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self-insurance reserves resulted in a change in estimate that increased the incurred but not reported ("IBNR") reserves related to these self-insurance reserves by $14.9 million, which was recorded within "Operating expenses" in the unaudited condensed consolidated statements of operations and comprehensive income. The increase was driven by an observed pattern of increasing litigation and settlement costs. See Note 1 for additional information.
(3)    Consists of certain costs as defined in the Combined Company's credit agreement. These costs are added back to net income to calculate Modified EBITDA and Adjusted EBITDA and have included certain legal expenses, severance and related benefits, and contract termination costs. This balance also includes unrealized gains and losses on short-term investments.
(4)    Modified EBITDA margin (Modified EBITDA divided by net revenues) is not a measurement computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. Modified EBITDA margin is provided because management believes the measure provides a meaningful metric of operating profitability. Modified EBITDA margin has been disclosed as opposed to Adjusted EBITDA margin because management believes Modified EBITDA margin more accurately reflects the park-level operations of the Combined Company as it does not give effect to distributions to non-controlling interests.

For the nine months ended September 29, 2024, Adjusted EBITDA increased $227.5 million compared with the nine months ended September 24, 2023. The increase in Adjusted EBITDA included $206.3 million as a result of the Mergers, $14.7 million due to the fiscal calendar shift, and $6.5 million due to Former Cedar Fair operations on a comparable calendar basis. For the nine months ended September 29, 2024, Modified EBITDA margin increased 3.5% compared with the nine months ended September 24, 2023. The increase in Modified EBITDA margin included a 2.7% increase as a result of the Mergers, 0.3% due to the fiscal calendar shift, and 0.5% due to Former Cedar Fair operations on a comparable calendar basis. The $6.5 million increase in Adjusted EBITDA and 0.5% increase in Modified EBITDA margin from Former Cedar Fair operations on a comparable calendar basis was primarily due to lower planned costs, particularly labor costs, in the current period.

For the three months ended September 29, 2024, Adjusted EBITDA increased $169.5 million compared with the three months ended September 24, 2023. The increase in Adjusted EBITDA included $206.3 million as a result of the Mergers offset by a $20.9 million decrease due to the fiscal calendar shift and a $15.9 million decrease due to Former Cedar Fair operations on a comparable calendar basis. For the three months ended September 29, 2024, Modified EBITDA margin decreased 2.9%

compared with the three months ended September 24, 2023. The decrease in Modified EBITDA margin included a 1.3% decrease as a result of the Mergers, 0.6% due to the fiscal calendar shift, and 1.0% due to Former Cedar Fair operations on a comparable calendar basis. The $15.9 million decrease in Adjusted EBITDA and 1.0% decrease in Modified EBITDA margin from Former Cedar Fair operations on a comparable calendar basis was primarily due to lower revenues driven by inclement weather somewhat offset by lower planned costs, particularly for seasonal labor and operating supplies, in the current period.

Liquidity and Capital Resources:
The Combined Company's principal sources of liquidity include cash from operating activities, funding from long-term debt obligations and existing cash on hand. Due to the seasonality of the business, pre-opening operations are funded with revolving credit borrowings, which are reduced with positive cash flow during the seasonal operating period. Primary uses of liquidity include operating expenses, capital expenditures, interest payments, and income tax obligations. With the Combined Company's revolving credit facility capacity and cash on hand, the Combined Company has sufficient liquidity to satisfy existing cash obligations through the fourth quarter of 2025.

Capital expenditures for the Combined Company are expected to total between $100 million and $110 million during the fourth quarter of 2024 and $500 million and $525 million in 2025. Cash interest payments for the Combined Company are expected to range from $110 million to $115 million during the fourth quarter of 2024 and $305 million to $315 million in 2025. Cash payments for income taxes for the Combined Company are expected to range from $45 to $50 million during the fourth quarter of 2024 and $130 million to $140 million in 2025.

Cash Flows

The following table presents key cash flow information for the nine months ended September 29, 2024 and September 24, 2023:

	Nine months ended
	September 29, 2024	September 24, 2023
	(Amounts in thousands)
Net cash from operating activities	$405,983	$330,018
Net cash for investing activities	(378,705)	(169,579)
Net cash for financing activities	(1,166)	(126,575)
Effect of exchange rate on cash and cash equivalents	(1,895)	(659)
Net increase in cash and cash equivalents	$24,217	$33,205

Net cash from operating activities for the first nine months of 2024 totaled $406.0 million, an increase of $76.0 million compared with the same period in the prior year. The increase was primarily due to the inclusion of operations of the acquired Former Six Flags operations since the Closing Date of the Mergers offset by an increase in interest payments on Former Cedar Fair debt.

Net cash for investing activities for the first nine months of 2024 totaled $378.7 million, an increase of $209.1 million compared with the same period in the prior year. The increase was due to net cash consideration paid for the Mergers and the inclusion of capital expenditures of the acquired Former Six Flags operations since the Closing Date of the Mergers.

Net cash for financing activities for the first nine months of 2024 totaled $1.2 million, a decrease of $125.4 million compared with the same period in the prior year. The decrease was primarily attributable to higher revolving credit facility borrowings in the current period, partially offset by repurchases of limited partnership units of Cedar Fair in the prior period.

Contractual Obligations
As of September 29, 2024, the Combined Company's primary contractual obligations consisted of outstanding long-term debt agreements and certain obligations pertaining to the Partnership Parks (see Note 7). Before reduction for debt issuance costs, the Combined Company's long-term debt agreements at such date consisted of the following:

•$1.0 billion of senior secured term debt, maturing in May 2031 under the 2024 Credit Agreement, as amended. Amortization payments of $10.0 million per year, paid in equal quarterly installments, are required to be made on the term debt. The term debt bears interest at a rate equal to SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum. There was $10.0 million of current maturities outstanding and payable within the next twelve months as of September 29, 2024 related to the senior secured term debt facility.

•$500 million of 5.375% senior unsecured notes, maturing in April 2027. Interest is payable under the 2027 senior notes semi-annually in April and October.

•$300 million of 6.500% senior unsecured notes, maturing in October 2028. Interest is payable under the 2028 senior notes semi-annually in April and October.

•$500 million of 5.250% senior unsecured notes, maturing in July 2029. Interest is payable under the 2029 senior notes semi-annually in January and July.

•$200 million of 7.000% senior secured notes, maturing in July 2025. Interest is payable under the 2025 Six Notes semi-annually in January and July.

•$500 million of 5.500% senior unsecured notes, maturing in April 2027. Interest is payable under the 2027 Six Notes semi-annually in April and October.

•$800 million of 7.250% senior unsecured notes, maturing in May 2031. Interest is payable under the 2031 Six Notes semi-annually in May and November.

•$850 million of 6.625% senior secured notes, maturing in May 2032. Interest is payable under the 2032 Six Notes semi-annually in May and November.

•$156 million of borrowings under the $850 million senior secured revolving credit facility under the 2024 Credit Agreement, as amended. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on July 1, 2029, following the amendment to the 2024 Credit Agreement and subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $40.9 million as of September 29, 2024, the Combined Company had $653.1 million of availability under the former revolving credit facility. Letters of credit are primarily in place to backstop insurance arrangements.

During the third quarter of 2024, $165 million of the outstanding balance of the 2025 Six Notes was paid on July 1, 2024 and the remaining $56.9 million outstanding balance of the 2024 Six Notes was paid on July 31, 2024.

With respect to the revolving credit facility only, the 2024 Credit Agreement, as amended, includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter except for the quarter in which the consummation of the Mergers occurred. The maximum Net First Lien Leverage Ratio following the consummation of the Mergers is 5.25x beginning with the test period ending on or about December 31, 2024, with step-downs of 25 bps after every four consecutive quarters, culminating at 4.5x beginning with the test period ending on or about December 31, 2027.

The 2024 Credit Agreement, as amended, and fixed rate note agreements include restricted payment provisions, which could limit the Combined Company's ability to pay dividends. Under the 2024 Credit Agreement, as amended, if the pro forma Net Secured Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 3.00x, the Combined Company can make unlimited restricted payments so long as no event of default has occurred and is continuing. If the pro forma Net Total Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 5.25x, the Combined Company can make restricted payments up to the then-available Cumulative Credit (as defined in the 2024 Credit Agreement), so long as no event of default has occurred and is continuing. Irrespective of any leverage calculations, the Combined Company can make restricted payments not to exceed the greater of 7.0% of Market Capitalization (as defined in the 2024 Credit Agreement) and $200 million annually.

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, even if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total Indebtedness to Consolidated Cash Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Combined Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio was less than 5.25x as of September 29, 2024.

On November 9, 2023, Cedar Fair entered into supplemental indentures related to the 2025 senior notes, 2027 senior notes, 2028 senior notes and 2029 senior notes (the "Amendments") following receipt of requisite consents from the holders of the notes. The Amendments enabled Cedar Fair to select November 2, 2023, the date the Merger Agreement with Former Six Flags was entered into, as the testing date for purposes of calculating, with respect to the Mergers and related transactions, any and all ratio tests under those notes, each of which was satisfied when tested on November 2, 2023. To become operative, the Amendments required a payment, which was made upon the consummation of the Mergers. The payment related to the 2025 senior notes was still required despite the redemption of those notes in May 2024.

Financial and Non-Financial Disclosure About Issuers and Guarantors of Registered Senior Notes
Three tranches of fixed rate senior notes outstanding as of September 29, 2024 were registered under the Securities Act of 1933: the 2027, 2028 and 2029 senior notes, or the "registered senior notes". The Combined Company, Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the registered senior notes. Substantially concurrently with the closing and in connection with the Mergers, the Combined Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations under the indentures governing the registered senior notes. Pursuant to the supplemental indentures, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement agreed to fully and unconditionally guarantee the registered senior notes. As a result, the registered senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of the Combined Company (other than the co-issuers) that guarantee the credit facilities under the 2024 Credit Agreement, as amended. A full listing of the issuers and guarantors of the registered senior notes as of September 29, 2024 can be found within Exhibit 22.

The registered senior notes each rank equally in right of payment with all of each issuer’s existing and future senior unsecured debt. However, the registered senior notes rank effectively junior to any secured debt to the extent of the value of the assets securing such debt, including under the 2024 Credit Agreement, the 2025 Six Notes and the 2032 Six Notes.

In the event that the co-issuers (except for the Combined Company) or any subsidiary guarantor is released from its obligations under the 2024 Credit Agreement, such entity will also be released from its obligations under the 2027 and 2029 senior notes and from its guarantee under the 2028 senior notes. In addition, the co-issuers (except for the Combined Company) or any subsidiary guarantor can be released from its obligations under the registered senior notes under the following circumstances, assuming the associated transactions are in compliance with the applicable provisions of the indentures governing the registered senior notes: i) in the case of co-issuers (other than the Combined Company), any direct or indirect sale, conveyance or other disposition of the capital stock of such entity following which the entity ceases to be a direct or indirect subsidiary of the Combined Company or a sale or disposition of all or substantially all of the assets of such entity made in accordance with the applicable indenture; ii) if such entity is dissolved or liquidated; iii) if an entity is designated as an Unrestricted Subsidiary (as defined in each indenture); iv) in the case of the 2027 and 2029 senior notes, upon transfer of such entity in a qualifying transaction if following such transfer the entity ceases to be a direct or indirect Restricted Subsidiary (as defined in each indenture) of the Combined Company or is a Restricted Subsidiary that is not a guarantor under any credit facility; or v) in the case of the subsidiary guarantors, upon a discharge of the indenture or upon any legal defeasance or covenant defeasance of the indenture.

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

The following tables provide summarized financial information for each of the co-issuers and guarantors of the registered senior notes (the "Obligor Group") as of September 29, 2024 and December 31, 2023. Each entity that was a co-issuer of the registered senior notes is presented separately. The subsidiaries that guaranteed the registered senior notes were presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries were not eliminated. Certain subsidiaries did not guarantee the credit facilities or senior notes (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $111.2 million and $14.3 million as of September 29, 2024 and December 31, 2023, respectively.

Summarized Financial Information (In thousands)	Six Flags Entertainment Corporation (2024) Cedar Fair, L.P. (2023) (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of September 29, 2024
Current Assets	$580	$91,498	$95,382	$158,270	$2,001,013
Non-Current Assets	3,173,053	2,105,802	669,645	2,469,603	8,049,271
Current Liabilities	206,483	1,701,622	25,798	273,523	783,012
Non-Current Liabilities	369,982	1,880	362,931	1,711,429	3,079,917
Balance as of December 31, 2023
Current Assets	$445	$13,876	$46,641	$346,820	$1,618,550
Non-Current Assets	(269,050)	1,916,183	627,130	2,387,798	1,955,628
Current Liabilities	160,560	1,525,756	188,975	223,098	107,007
Non-Current Liabilities	148,854	2,019	16,985	2,141,096	141,402

Nine Months Ended September 29, 2024
Net revenues	$84,769	$384,452	$135,990	$1,599,444	$801,494
Operating (loss) income	(10,000)	(124,671)	52,795	98,170	227,895
Net income	47,400	66,760	51,080	—	166,060
Twelve Months Ended December 31, 2023
Net revenues	$87,790	$478,478	$173,321	$1,935,516	$447,639
Operating income (loss)	84,005	(153,697)	67,459	126,165	182,687
Net income	125,284	72,213	98,108	—	263,071

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements as to management's expectations, beliefs, goals and strategies regarding the future. Words such as "anticipate," "believe," "create," "expect," "future," "guidance," "intend," "plan," "potential," "seek," "synergies," "target," "will," "would," similar expressions, and variations or negatives of these words identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond the Combined Company's control and could cause actual results to differ materially from those described in such statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct, that the Combined Company's growth and operational strategies will achieve the target results. Important risks and uncertainties that may cause such a difference and could adversely affect attendance at the Combined Company's parks, future financial performance, and/or the Combined Company's growth strategies, and could cause actual results to differ materially from expectations or otherwise to fluctuate or decrease, include, but are not limited to: general economic, political and market conditions; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; adverse weather conditions; competition for consumer leisure time and spending; unanticipated construction delays; changes in capital investment plans and projects; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the Combined Company’s operations; failure to realize the anticipated benefits of the Mergers, including difficulty in integrating the businesses of Former Six Flags and Cedar Fair; failure to realize the expected amount and timing of cost savings and operating synergies related to the Mergers; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting the Combined Company; acts of terrorism or outbreak of war, hostilities, civil unrest, and other political or security disturbances; and other risks and uncertainties discussed under the heading "Risk Factors" within Part II, Item 1A of the Quarterly Report on Form 10-Q filed on August 8, 2024, in Cedar Fair's Annual Report on Form 10-K, in Former Six Flags' Annual Report on Form 10-K and in the other filings made from time to time with the SEC. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q and are based on information currently and reasonably known to management. The Combined Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this report.

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

As of September 29, 2024, variable rate debt included a $1.0 billion senior secured term loan facility and borrowings under an $850 million revolving credit facility under the 2024 Credit Agreement. Assuming the $1.0 billion senior secured term loan facility and the daily average balance over the past twelve months on revolving credit borrowings of approximately $117.0 million, a hypothetical 100 bps increase in 30-day SOFR on the variable-rate debt would lead to an increase of approximately $11.2 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar and Mexican peso would have resulted in a $5.7 million decrease in operating income for the Combined Company's three months ended September 29, 2024.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
As of September 29, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 29, 2024.

(b)Changes in Internal Control Over Financial Reporting -
The Mergers resulted in changes to the Combined Company's internal control over financial reporting during July 2024. The Combined Company is currently in the process of integrating, evaluating, and where necessary, implementing changes in controls and procedures as it relates to the Former Six Flags. Except for the impact of the Mergers, there have been no changes to the Combined Company's internal control over financial reporting during the quarter ended September 29, 2024 that materially affected, or are reasonably likely to materially affect, the Combined Company's internal control over financial reporting.

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

On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (“the Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court. On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. The appeal was fully briefed as of December 4, 2023, and oral argument was held on March 4, 2024. On April 18, 2024, the Fifth Circuit reversed the dismissal and remanded the case to the district court. On May 31, 2024, the district court entered a scheduling order setting the case for trial on December 8, 2025. On September 3, 2024, the parties entered into a settlement agreement, subject to court approval, resolving the claims. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. On September 23, 2024, the District Court granted the plaintiffs’ motion for preliminary approval of the settlement and scheduled a final fairness hearing for January 25, 2025.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part II, Item 1A of the Combined Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes repurchases of Combined Company Common Stock during the three months ended September 29, 2024:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	—	—	—	—
August 1 - August 31	—	—	—	—
September 1 - September 29	255	$43.43	—	—
Total	255	$43.43	—	—
(1)All shares purchased were repurchased by the Combined Company in satisfaction of tax obligations related to the vesting of restricted shares which were granted under outstanding omnibus incentive plans.

ITEM 5. OTHER INFORMATION
(a)    As previously disclosed by the Combined Company on Form 8-K on October 15, 2024, in connection with the closing of the Mergers, the Combined Company entered into new employment agreements with Messrs. Zimmerman, Witherow, Fisher and Nurse and Ms. Sauls. The employment agreements provide for awards of performance stock units ("PSUs") under the Combined Company's 2024 Omnibus Incentive Plan, which awards were previously approved on August 20, 2024 by the People, Culture and Compensation Committee of the Board of Directors. Each PSU represents a contingent right to receive one share of Combined Company Common Stock. Based on actual results, each executive will be eligible to receive between 0% and 200% of the target number of PSUs. The PSUs will be eligible to vest based on the attainment of specified Adjusted EBITDA performance goals by the Combined Company during the applicable performance period, which ends December 31, 2026, and subject to each executives' continued employment with the Combined Company through the determination date following the performance period. The target number of shares underlying such awards to Messrs. Zimmerman, Witherow, Fisher and Nurse and Ms. Sauls are incorporated herein by reference to the Combined Company's Form 8-K filed on October 15, 2024.
(b)    Not applicable.

(c)    During the three months ended September 29, 2024, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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
4.8
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

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).
10.2
Six Flags Entertainment Corporation 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Combined Company's Current Report on Form 8-K initially filed with the SEC on July 1, 2024 (File No. 001-42157)).

10.3
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

10.7	Employment agreement, dated July 1, 2024, by and among Six Flags Entertainment Corporation and Selim A. Bassoul.
10.8	Employment agreement, dated July 1, 2024, by and among Six Flags Entertainment Corporation and Gary Mick.
10.9	Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Richard A. Zimmerman.
10.10	Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Brian Witherow.
10.11	Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Tim Fisher.
10.12	Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Brian Nurse.
10.13	Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Monica Sauls.
10.14	Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Christian Dieckmann.
10.15	Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and David Hoffman.
10.16	Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Ty Tastepe.
10.17	Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Robert White.
10.18	Form of Performance Unit Award Agreement for Executive Officers under the 2024 Omnibus Incentive Plan.
22	Subsidiary Guarantors and Issuers of Guaranteed Securities.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
101
The following materials from the Combined Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2024 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Combined Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2024 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	November 6, 2024	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	November 6, 2024	/s/ Brian C. Witherow
Brian C. Witherow
Chief Financial Officer