Form 10-K
period 2024-12-31
Six Flags Entertainment Corporation/NEW
filed 2025-03-03
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .
Commission file number 001-42157
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☑ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of depositary units held by non-affiliates of Former Cedar Fair (as defined below) based on the closing price of such units on June 28, 2024 of $54.35 per unit was approximately $2,737,139,536.
The aggregate market value of common stock of Former Six Flags (as defined below) held by non-affiliates based on the closing price of such common stock on June 28, 2024 of $33.14 per share was approximately $2,366,835,569.
Number of shares of the registrant's common stock as of February 21, 2025: 100,365,503 shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this report under cover of Form 10-K/A to be filed within 120 days of the end of its fiscal year ended December 31, 2024.
************
Page 1 of 82 pages

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

The Six Flags Merger was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, financial results and disclosures referring to periods prior to the Closing Date include only Cedar Fair's results before giving effect to the Mergers, including the financial results and disclosures as of December 31, 2023 and for the years ended December 31, 2023 and December 31, 2022. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures for the year ended December 31, 2024 reflect combined operations for only July 1, 2024, through December 31, 2024, and include only Cedar Fair's results before giving effect to the Mergers for the first six months of 2024.

For purposes of this Annual Report on Form 10-K, references to the "Combined Company" and the "Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or the "Partnership" are to Cedar Fair prior to the Mergers.

SIX FLAGS ENTERTAINMENT CORPORATION
2024 FORM 10-K CONTENTS

PART I

ITEM 1. BUSINESS.

The Combined Company is North America's largest regional amusement park operator with 27 amusement parks, 15 separately gated water parks and nine resort properties. Of the 42 amusement and water parks, 38 are located in the United States, two are located in Mexico and two are located in Canada. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and immersive entertainment. The Combined Company generates revenue from sales of admission to the amusement parks and water parks, from purchases of food, merchandise and games both inside and outside the parks, from the sale of accommodations and other extra-charge products, and other revenue sources. The Combined Company purchases rides and attractions, inventory, operating supplies, and services from a variety of suppliers both domestic and abroad.

The Combined Company's operations are seasonal. In a typical year at Former Six Flags and Cedar Fair, approximately 70% of annual attendance and revenue occurred during the second and third quarters of each year. As a result, a substantial portion of the Combined Company's revenues are expected to be generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August.

The demographic groups that are most important to the business are families and young people ages 12 through 24. Families are believed to be attracted by a combination of rides, live entertainment and the clean, wholesome atmosphere. Young guests are believed to be attracted by the action-packed rides. The Combined Company conducts active advertising campaigns in its major market areas geared toward these two groups. The Combined Company's U.S. parks serve each of the top 10 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in spring 2024.

DESCRIPTION OF THE PARKS

Park		Year Developed/Acquired	Location	Designated Operating Area and Rank*
Cedar Point Cedar Point Shores	(1)	1870	Sandusky, Ohio	Cleveland (36) Detroit (14)
Valleyfair		1978	Shakopee, Minnesota	Minneapolis-St. Paul (15)
Dorney Park		1992	Allentown, Pennsylvania	Philadelphia (9) New York (1)
Worlds of Fun	(2)	1995	Kansas City, Missouri	Kansas City (34)
Knott's Berry Farm Knott's Berry Farm Soak City	(3)	1997	Buena Park, California	Los Angeles (2)
Michigan's Adventure		2001	Muskegon, Michigan	Grand Rapids (69)
California's Great America	(4)	2006	Santa Clara, California	San Jose (40) San Francisco (5)	Sacramento (29)
Canada's Wonderland		2006	Vaughan, Ontario, Canada	N/A
Carowinds	(5)	2006	Charlotte, N. Carolina and Fort Mill, S. Carolina	Charlotte (20) Greensboro (47)	Greenville (57)
Kings Dominion	(6)	2006	Doswell, Virginia	Richmond (51) Norfolk (46)	Baltimore (22) Washington, D.C. (8)
Kings Island		2006	Mason, Ohio	Cincinnati (33) Columbus (37)	Louisville (58) Indianapolis (38)
Schlitterbahn Waterpark and Resort New Braunfels	(7)	2019	New Braunfels, Texas	San Antonio (25) Austin (28)
Schlitterbahn Waterpark Galveston		2019	Galveston, Texas	Houston (6)
Frontier City Six Flags Hurricane Harbor Oklahoma City		2024	Oklahoma City, Oklahoma	Oklahoma City (49)
La Ronde		2024	Montreal, Quebec, Canada	N/A
Six Flags America		2024	Bowie, Maryland	Washington, D.C. (8) Baltimore (22)
Six Flags Darien Lake	(8)	2024	Corfu, New York	Buffalo (59)
Six Flags Discovery Kingdom Six Flags Hurricane Harbor Concord	(9)	2024	Vallejo, California Concord, California	San Francisco (5) Sacramento (29)

Park		Year Developed/Acquired	Location	Designated Operating Area and Rank*
Six Flags Fiesta Texas		2024	San Antonio, Texas	San Antonio (25) Austin (28)
Six Flags Great Adventure Six Flags Hurricane Harbor New Jersey Wild Safari Adventure	(10)	2024	Jackson, New Jersey	New York City (1) Philadelphia (9)
Six Flags Great America Six Flags Hurricane Harbor Chicago		2024	Gurnee, Illinois	Chicago (3) Milwaukee (43)
Six Flags Great Escape Resort	(11)	2024	Queensbury, New York	Albany (67)
Six Flags Hurricane Harbor Phoenix		2024	Glendale, Arizona	Phoenix (13)
Six Flags Hurricane Harbor Rockford		2024	Cherry Valley, Illinois	Chicago (3) Milwaukee (43)
Six Flags Hurricane Harbor Splashtown		2024	Spring, Texas	Houston (6)
Six Flags Magic Mountain Six Flags Hurricane Harbor Los Angeles		2024	Valencia, California	Los Angeles (2)
Six Flags Mexico Six Flags Hurricane Harbor Oaxtepec		2024	Mexico City, Mexico Oaxtepec, Morelos, Mexico	N/A
Six Flags New England		2024	Agawam, Massachusetts	Boston (10) Hartford (55)	Providence (45)
Six Flags Over Georgia Six Flags White Water	(12)	2024	Austell, Georgia Marietta, Georgia	Atlanta (7)
Six Flags Over Texas Six Flags Hurricane Harbor Arlington	(12)	2024	Arlington, Texas	Dallas-Fort Worth (4)
Six Flags St. Louis		2024	Eureka, Missouri	St. Louis (24)

Separately gated water parks are italicized.

*    Based on a 2024 survey of radio market population with designated market areas published by A.C. Nielsen Media Research.

(1)    Cedar Point also features four hotels, three marinas, an upscale campground, and the nearby Cedar Point Sports Center which features both indoor and outdoor sports facilities. Cedar Point's four hotels include: Hotel Breakers, Castaway Bay Indoor Waterpark Resort, Cedar Point's Express Hotel and Sawmill Creek Resort.

(2)    Worlds of Fun also features Worlds of Fun Village, an upscale campground.

(3)    Knott's Berry Farm also features the Knott's Hotel.

(4)    On June 27, 2022, Former Cedar Fair sold the land at California's Great America. Concurrently with the sale, Cedar Fair entered into a lease contract that allows the Combined Company to operate the park during a six-year term, and the Combined Company has an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice.

(5)    Carowinds also features Camp Wilderness Resort, an upscale campground, and a SpringHill Suites by Marriott hotel located adjacent to the park entrance. The SpringHill Suites is a Marriott franchise operated by the Combined Company and is open year-round.

(6)    Kings Dominion also features Kings Dominion KOA Campground, an upscale campground.

(7)    Schlitterbahn Waterpark & Resort New Braunfels also features The Resorts at Schlitterbahn New Braunfels, which includes hotel rooms, suites, cabins, luxury suites and vacation homes.

(8)    Six Flags Darien Lake also features Six Flags Darien Lake Hotel & Campground.

(9)    Six Flags Discovery Kingdom also features marine and land animal exhibits.

(10)    Six Flags Great Adventure also features Savannah Sunset Resort & Spa, an upscale campground with spa services.

(11)    Six Flags Great Escape Resort also features Six Flags Great Escape Lodge & Indoor Water Park.

(12)    Six Flags Over Georgia, including Six Flags White Water Atlanta, and Six Flags Over Texas are not wholly owned. See Note 7 for further information.
The Combined Company has also entered into international agreements to assist a third party in the planning, design, development and operation of a Six Flags-branded amusement park and water park in Saudi Arabia to be named Six Flags Qiddiya City and Aquarabia Water Theme Park, respectively. The Combined Company receives fees under the agreements during the design and development period for the parks, as well as ongoing remuneration after the parks open to the public as compensation for exclusivity, brand licensing rights, and design, development and management services. The agreements do not require the Combined Company to make any capital investments in the parks. As of the date of this Form 10-K filing, the Saudi Arabia parks are expected to open in late 2025.

CAPITAL EXPENDITURES

The Combined Company believes annual park attendance is influenced by annual investments in the parks, including new attractions and infrastructure, among other factors. Capital expenditures are planned on a seasonal basis with most expenditures made prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar year-end.

COMPETITION

The Combined Company competes for discretionary spending with all aspects of the recreation industry within its primary market areas, including other destination and regional amusement parks. The Combined Company also competes with other forms of entertainment and recreational activities, including movies, sporting events, restaurants, vacation travel and family entertainment centers.

The principal competitive factors in the amusement park industry include the uniqueness and perceived quality of the rides and attractions in a particular park, proximity to metropolitan areas, the atmosphere and cleanliness of the park, and the quality and variety of the food and immersive entertainment available. The Combined Company's parks feature a variety of high-quality rides, attractions and restaurants with a family atmosphere to make them highly competitive with other parks and forms of entertainment.

MARKETING AND PROMOTION

The Combined Company attracts its guests through multichannel marketing and promotional programs at each of the parks, which are designed to increase market penetration. These programs are tailored to the unique characteristics of each market and to maximize the impact of specific park attractions and product introductions. Marketing and promotional programs are updated each season.

The Combined Company also seeks to develop long-term corporate sponsorships and co-marketing relationships with well-known national and regional brands that align with its values and strategy. This results in the development of strategic alliances with mutually beneficial advertising programs.

LICENSES

The Combined Company holds exclusive long-term theme park usage rights in the U.S. (except for the Las Vegas metropolitan area and the state of Florida), Canada and Mexico to certain Warner Bros. and DC Comics animated characters. The Combined Company also has exclusive amusement and water park usage rights in the U.S. and Canada to the Peanuts comic strip characters. These license agreements require annual license fees and royalty fees on inventory sold that uses the licensed characters, which are subject to periodic scheduled adjustments, including CPI increases in some cases. The license agreements also include rights of the counterparty to terminate the agreements under certain circumstances.

GOVERNMENT REGULATION

The Combined Company's operations are subject to regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters. The Combined Company is subject to extensive federal and state employment laws and regulations, including wage and hour laws and other pay practices and employee record-keeping requirements. The Combined Company may be required to incur costs to comply with these requirements, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial.

The Combined Company is also subject to federal, state and local environmental laws and regulations such as those relating to water resources; discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these laws and regulations, the Combined Company may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities or to mitigate potential environmental risks. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair the ability to use, transfer or obtain financing with respect to the Combined Company's property.

Currently, management believes the Combined Company is in substantial compliance with applicable requirements under these laws and regulations. However, such requirements have generally become stricter over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to the parks or operations will not require significant expenditures in the future.

The Combined Company acquires rides, attractions, inventory, and supplies from foreign countries. Changes in import tariffs and trade policies may result in increased costs and potential market disruptions that could result in the inability to acquire certain goods timely or at all. Many of the Combined Company's rides and attractions require specialized manufacturing. In addition, the Combined Company's seasonal workforce includes foreign employees under certain visa programs. The Combined Company may be unable to recruit and hire adequate personnel if these visa programs become unavailable.

MAINTENANCE AND INSPECTION

All rides are inspected daily by both maintenance and ride operations personnel before being placed into operation for guests. The parks are also periodically inspected by the Combined Company's insurance carrier and inspected by either state or county ride-safety inspectors or hired third party inspectors that submit the third-party report to the respective state agencies. Additionally, all parks have added ride maintenance and operation inspections completed by third party qualified inspectors to make sure the Combined Company's standards are being maintained.

HUMAN CAPITAL

As of December 31, 2024, the Combined Company employed approximately 5,000 full-time employees. This represents a reduction of approximately 3% compared to the combined number of full-time employees at Former Cedar Fair and Former Six Flags as of December 31, 2023. Throughout 2024, Former Cedar Fair, Former Six Flags and the Combined Company employed approximately 93,000 seasonal and part-time employees, many of whom are high school and college students. Some seasonal employees are housed in owned dormitories at Cedar Point, Kings Island, Carowinds, Kings Dominion and Valleyfair. From time-to-time, rented dormitories are also utilized at both Former Cedar Fair and Former Six Flags parks. As of December 31, 2024, approximately 2,275 of employees were represented by labor unions. Management believes it maintains good relations with its employees.

The Combined Company's employee guidelines and policies are founded on its cornerstones of safety, service and cleanliness and its core values of integrity, courtesy and inclusiveness. Management's highest priority continues to be the safety and well-being of all guests and employees. The Combined Company is committed to equal opportunity employment and prohibits harassment or discrimination of any kind. Management has adopted an open door policy to encourage an honest employer-employee relationship, which includes a confidential hotline available to all employees. As part of its core values, Former Cedar Fair published two Environmental, Social and Governance ("ESG") Strategy Reports, with the most recent report issued in 2023. Prior to the Mergers, Former Cedar Fair established an enterprise-wide ESG framework which includes the prioritization of five key strategic pillars: Safety, Associate Happiness, Community, Environment, and Operations and Governance. As part of the Safety pillar, the Cedar Fair Safety Model was established, which enhances the Company's longstanding commitment to workplace safety. The Cedar Fair Safety Model emphasizes employee accountability for safety, conducting safety risk assessments, implementing best practices, training, credentialing safety employees, and assessing mitigation tactics. The safety initiatives have been advanced by focusing on better data systems, improving existing safety training, and launching the Safety Grants Initiative, which is a supplemental source of funding to encourage innovation in safety. As part of the Associate Happiness pillar, the Associate Happiness Model was established, which frames the efforts to provide a positive employee experience using the components of authenticity, diversity, equity and inclusion. The Associate Happiness initiatives have been advanced by launching a series of new awards and recognitions, launching and streamlining training programs, and implementing an awareness month program.

The Combined Company maintains training programs for new employees, including safety training specific to job responsibilities. The Combined Company participates in the J-1 Visa and H-2B Visa programs providing cultural and educational exchange opportunities for its employees. The Combined Company also has partnered with Bowling Green State University to create the Six Flags Resort and Attraction Management program (formerly known as the Cedar Fair Resort and Attraction Management Program), a bachelor's degree program, which is housed in downtown Sandusky, Ohio in a facility jointly owned by the Combined Company and a third party developer. The bachelor's degree program prepares students for management careers at the Combined Company's parks or similar establishments. Management encourages a promote-from-within policy.

AVAILABLE INFORMATION

Copies of this annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the SEC are available without charge upon written request to the Investor Relations Office or at investors.sixflags.com.

The website investors.sixflags.com is used as a channel of distribution of information. The information posted through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following news releases, SEC filings, and public conference calls and webcasts. The contents of the website, including without limitation the ESG Strategy Report referenced above, shall not be deemed to be incorporated herein by reference.

The SEC maintains an Internet site at http://www.sec.gov that contains the Combined Company's reports, proxy statements and other information.

SUPPLEMENTAL ITEM. Information about Executive Officers

Name	Age	Position(s)

Richard Zimmerman	64	Mr. Zimmerman serves as the President and Chief Executive Officer of the Company. Prior to the Mergers, Mr. Zimmerman most recently served as the President and Chief Executive Officer of Cedar Fair since January 2018 and a member of the board of directors of Cedar Fair since April 2019. Prior to becoming Chief Executive Officer, Mr. Zimmerman served as President and Chief Operating Officer of Cedar Fair from October 2016 to December 2017 and served as Chief Operating Officer of Cedar Fair from October 2011 to October 2016. Prior to that, he was appointed as Executive Vice President of Cedar Fair in November 2010 and as Regional Vice President of Cedar Fair in June 2007. He has been with Cedar Fair since 2006, when it acquired Kings Dominion. Mr. Zimmerman was Vice President and general manager of Kings Dominion from 1998 through 2006.
Selim Bassoul	68	Mr. Bassoul serves as the Executive Chairman of the Board. Prior to the Mergers, Mr. Bassoul served as President and Chief Executive Officer of Former Six Flags since November 2021 and was the Chairman of the board of directors of Former Six Flags from February 2021 to November 2021. Mr. Bassoul served as President and Chief Executive Officer, and Chairman of The Middleby Corporation, a manufacturer of food service and processing equipment, from 2001 to 2019. Mr. Bassoul previously served on the boards of Diversey Holdings, Ltd. as a director and non-executive chairman, 1847 Goedeker Corporation, Confluence Outdoor, Piper Aircraft, Inc., and Scientific Protein Laboratories LLC.
Brian Witherow	58	Mr. Witherow serves as the Chief Financial Officer of the Company. Prior to the Mergers, Mr. Witherow served as Executive Vice President and Chief Financial Officer of Cedar Fair since January 2012. Mr. Witherow began his career with public accounting firm Arthur Andersen. He left public accounting in 1995 to join Cedar Fair as Corporate Director of Investor Relations. He was promoted to Corporate Treasurer in 2004 and named Vice President and Corporate Controller the following year.
Tim Fisher	65	Mr. Fisher serves as Chief Operating Officer of the Company. Prior to the Mergers, Mr. Fisher served as Chief Operating Officer of Cedar Fair since joining Cedar Fair in December 2017. Prior to joining Cedar Fair, he served as Chief Executive Officer of Village Roadshow Theme Parks International, an Australian-based theme park operator, since March 2017. Prior to this appointment with Village Roadshow Theme Parks International, Mr. Fisher served as Chief Executive Officer of Village Roadshow Theme Parks since 2009.
Brian Nurse	53	Mr. Nurse serves as Chief Legal & Compliance Officer and Corporate Secretary of the Company. Mr. Nurse joined Cedar Fair as Executive Vice President, Chief Legal Officer and Secretary in November 2021. Prior to joining Cedar Fair, he served as Senior Vice President, General Counsel and Secretary for World Wrestling Entertainment, Inc. (WWE), an integrated media and entertainment company, from September 2018 to November 2020. Prior to joining WWE, Mr. Nurse served as Vice President, Associate General Counsel and Secretary at Nestle Waters North America, Inc., a former division of Nestle S.A. which is a multinational food and drink corporation, from 2012 to 2018. Prior to that, he was Senior Legal Counsel for North American beverage/soft drink brands at PepsiCo, Inc., a multinational food, snack and beverage corporation, from 2003 to 2012.
Christian Dieckmann	47	Mr. Dieckmann serves as Chief Strategy Officer of the Company. Mr. Dieckmann served as Cedar Fair’s Chief Strategy Officer from 2023 and joined Cedar Fair in 2014 in a role focused on strategic growth, business development and innovation. Prior to joining Cedar Fair, he began his career at GE Capital, the former financial services division of General Electric, including roles in the company’s Financial Management Program and Internal Audit teams in both the U.S. and Europe. He later worked at Bain & Company where he advised Fortune 500 and private equity clients on strategy, M&A, merger integration and performance improvement. Mr. Dieckmann also served as Chief Strategy Officer at Liminal Space, an early-stage technology company in the immersive entertainment industry.

Name	Age	Position(s)
David Hoffman	56	Mr. Hoffman serves as Chief Accounting Officer of the Company. Mr. Hoffman served as Senior Vice President and Chief Accounting Officer of Cedar Fair from 2012 until the consummation of the Mergers. Prior to that, he served as Vice President of Finance and Corporate Tax since 2010. He served as Vice President of Corporate Tax from 2006 through 2010. Prior to joining Cedar Fair, Mr. Hoffman served as a business advisor with Ernst & Young from 2002 through 2006.
Ty Tastepe	62	Mr. Tastepe serves as Chief Digital and Technology Officer of the Company. Mr. Tastepe served as Chief Information Officer at Cedar Fair since 2021. Prior to joining Cedar Fair, Mr. Tastepe served for over two years as Senior Vice President, Chief Information and Digital Officer for Altar’d State, a women's clothing retailer. Prior to that, Mr. Tastepe spent nearly two decades delivering large-scale digital transformation programs at global entertainment and hospitality brands such as Universal Parks and Resorts, Hilton Worldwide, and Walt Disney Parks and Resorts. From 2001 to 2011, Mr. Tastepe held technology leadership roles at Disney Parks that included worldwide sales and travel operations, revenue management and marketing.
Monica Sauls	45	Ms. Sauls serves as Chief Human Resources, People & Culture Officer of the Company. Ms. Sauls joined Cedar Fair as Senior Vice President and Chief Human Resources Officer in March 2023. Prior to joining Cedar Fair, she served as Senior Vice President and Chief People Officer of Bojangles, a regional chain of fast-food restaurants, from 2020 through March 2023. Prior to that, Ms. Sauls served as Senior Human Resources Strategic Business Solutions Leader for Duke Energy, an electric power and natural gas holding company, from 2018 to 2020. From 2014 to 2018, she served as Senior Executive and Leadership Development Director for Boeing, a global aerospace company and manufacturer. From 2009 to 2014, she served as Human Resources and Talent Management Manager for Walgreens, a national pharmacy store chain.
Robert White	65	Mr. White serves as Chief Commercial Officer of the Company. Mr. White served as SVP, Chief Commercial Officer at Cedar Fair since 2023. Mr. White joined Cedar Fair in 2018 and served as Senior Vice President of Business Intelligence and Regional Vice President responsible for operations at eight of Cedar Fair’s theme parks. Prior to joining Cedar Fair, Mr. White served as Chief Operating Officer at Village Roadshow Theme Parks from 2011 until 2018.

ITEM 1A. RISK FACTORS.

Risks Related to the Integration of the Combined Company

The Combined Company may be unable to integrate the businesses of Former Six Flags and Former Cedar Fair successfully or realize the anticipated benefits of the Mergers.
On July 1, 2024, the previously announced Mergers between Former Six Flags and Former Cedar Fair as contemplated by the Merger Agreement were completed. The combination of two independent companies and businesses is complex, costly and time consuming, and requires significant management attention and resources to integrate the business practices and operations of Former Six Flags and Cedar Fair. Potential difficulties that the Combined Company may encounter as part of the integration process include the following:
•the inability to successfully combine the businesses of Former Six Flags and Former Cedar Fair in a manner that permits the Combined Company to achieve, on a timely basis, or at all, the enhanced growth opportunities and cost savings and other benefits anticipated to result from the Mergers;
•complexities associated with managing the combined businesses, including difficulty addressing possible differences in operational philosophies and the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on guests, employees, suppliers, concessionaires, other third-party business partners and other constituencies;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the businesses of Former Six Flags and Former Cedar Fair in the highly competitive out-of-home entertainment industry;
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

Further, many of the aforementioned issues are outside of the Combined Company’s control and any of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition or results of operations of the Combined Company. In addition, even if the operations of the businesses of Former Six Flags and Former Cedar Fair are integrated successfully, the Combined Company may not realize the full benefits of the Mergers, including the targeted cost savings, workforce efficiencies, scale, or sales and growth opportunities. Some of the anticipated synergies are also not expected to occur for a period of time following the closing of the Mergers and may involve unanticipated costs and require significant capital expenditures in the near term to be fully realized. Even if the Combined Company is able to integrate the two previous companies successfully, the anticipated benefits of the Mergers, including the expected synergies, may not be realized fully or at all and may take longer to realize than expected. If the Combined Company is not able to realize the anticipated benefits and synergies expected from the Mergers within the anticipated timeframe or at all, it could adversely affect the Combined Company’s earnings or otherwise adversely affect its business and financial results.

Due to the Mergers, the Combined Company’s future ability to use net operating losses ("NOLs") to offset future taxable income may be restricted and these net operating losses could expire or otherwise be unavailable.
As a result of the Mergers, the Combined Company’s ability to use NOLs to offset future taxable income may be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Internal Revenue Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more shareholders or groups of shareholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Prior to the Mergers, some of Former Six Flags’ existing NOLs were subject to limitations. Following the Mergers, the Combined Company’s ability to use NOLs may be subject to further limitations, and the Combined Company may not be able to fully use these NOLs to offset future taxable income. There is also a risk that, due to regulatory changes or for other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. Under the Tax Act, U.S. federal NOLs generated after December 31, 2017 will not be subject to expiration.

Risks Related to the Business

Instability in economic conditions could impact the business, including its results of operations and financial condition.
Uncertain or deteriorating economic conditions, including during inflationary and recessionary periods, may adversely impact attendance figures and guest spending patterns at the Combined Company's parks (the "parks") as uncertain economic conditions affect guests’ levels of discretionary spending. Both attendance and spending at the parks are key drivers of revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability. A decrease in discretionary spending due to a decline in consumer confidence in the economy, an economic slowdown or deterioration in the economy could adversely affect the frequency with which guests choose to attend the parks and the amount that guests spend on products when they visit.

Periods of inflation or economic downturn could also impact the Combined Company's ability to obtain supplies and services and increase its operating costs. Inflationary effects and supply chain disruptions may continue or worsen. Changes in import tariffs and trade policies may result in increased costs and potential market disruptions. In addition, the existence of unfavorable general economic conditions may also hinder the ability of those with which the Combined Company does business, including vendors, concessionaires, customers, manufacturers of rides and other third parties, to satisfy their obligations. Changes in exchange rates for foreign currencies could also reduce international demand for the Combined Company's products, increase its labor and supply costs in non-U.S. markets, reduce the U.S. dollar value of revenue earned in other markets, and expose the Combined Company to translation risk associated with converting foreign subsidiary financial statements to the Combined Company's currency. The materialization of these risks could lead to a decrease in revenues, operating income and cash flows.

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
Although the Combined Company carries liability insurance to cover possible incidents, coverage may not be adequate to cover liabilities, the Combined Company may not be able to obtain coverage at commercially reasonable rates, and the Combined Company may not be able to obtain adequate coverage should a catastrophic incident occur at its parks or at other parks. Companies engaged in the amusement park business may be sued for substantial damages in the event of an actual or alleged incident. Incidents occurring at the parks or at competing parks could reduce attendance, increase insurance premiums and/or retention levels, and negatively impact operating results. Increased self-insurance retention levels may also result in larger than historical payments related to claims.

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
The Combined Company's operations are seasonal. In a typical year at Former Six Flags and Former Cedar Fair, approximately 70% of annual attendance and revenue occurred during the second and third quarters of each year. As a result, a substantial portion of the Combined Company's revenues are expected to be generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August. Consequently, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon revenues.

The Combined Company may be unable to purchase or contract with third parties to manufacture amusement park or water park rides and attractions.
The Combined Company may be unable to purchase or contract with third parties to build high quality rides and attractions and to continue to service and maintain those rides and attractions at competitive or beneficial prices, or to provide the replacement parts needed to maintain the operation of such rides. In addition, if third party suppliers’ financial condition deteriorates, they go out of business or there is a disruption to the flow of goods due to tariffs or trade policies, the Combined Company may not be able to obtain the full benefit of manufacturer warranties or indemnities typically contained in its contracts or may need to incur greater costs for the maintenance, repair, replacement or insurance of these assets.

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
Several of the Combined Company's amusement and water parks are located on properties that are leased and are not owned. The Combined Company cannot guarantee that the leases will be renewed on acceptable terms or at all. In addition, certain of the leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. If a lease could not be renewed or a landlord were to terminate a lease, it would halt operations at that park and, depending on the size of the park, could have a negative impact on the Combined Company's financial condition or results of operations. In addition, any disputes that may result from such a non-renewal or termination may be expensive to pursue and may divert money and management’s attention from other operations and adversely affect the Combined Company's business, financial condition or results of operations.

Intellectual property rights are valuable, and any inability or material increase in the cost to protect them could adversely affect the business.
Intellectual property, including trademarks and domain names and other proprietary rights, constitutes a meaningful part of the Combined Company's value. To protect intellectual property rights, the Combined Company relies upon a combination of trademark, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions and third party policies and procedures governing internet/domain name registrations. However, these measures may not be successful in any given case, particularly in those countries where the laws do not protect proprietary rights as fully as in the United States. The Combined Company may be unable to prevent the misappropriation, infringement or violation of intellectual property rights, breach of any contractual obligations, or independent development of intellectual property that is similar to its own, any of which could reduce or eliminate any competitive advantage, adversely affect revenues or otherwise harm the business. In addition, pursuant to license agreements, the Combined Company has exclusive theme park usage rights in the U.S. (except for the Las Vegas metropolitan area and the state of Florida), Canada and Mexico to certain Warner Bros. and DC Comics animated characters. The Combined Company also has exclusive amusement and water park usage rights in the U.S. and Canada to the Peanuts comic strip characters. These license fees are subject to periodic scheduled adjustments, including CPI increases in some cases. The license agreements also include rights of the counterparty to terminate the agreements under certain circumstances. The termination of these licenses, or a material increase in the cost to retain these licenses, could have a material adverse effect on Combined Company's business, financial condition or results of operations.

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
The Combined Company had $4.96 billion of outstanding indebtedness as of December 31, 2024 (before reduction of debt issuance costs and acquisition fair value layers). This amount of indebtedness could have important consequences. For example, it could:
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

The Combined Company's debt agreements contain restrictions that could limit its flexibility in investing in the business.
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

Declaration, payment and amounts of dividends, if any, distributed to shareholders of the Combined Company will be uncertain.
Although Former Six Flags has paid cash dividends and Former Cedar Fair has paid partnership distributions to limited partners in the past, the Combined Company's Board of Directors may determine not to declare dividends in the future or may reduce the amount of dividends paid in the future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend on the Combined Company’s results of operations, financial condition, cash requirements, future prospects and other considerations that the Board of Directors deems relevant, including, but not limited to:
•decisions on whether, when and in which amounts to make any future dividends will remain at all times entirely at the discretion of the Board of Directors, which could change its dividend practices at any time and for any reason;
•the Combined Company’s desire to maintain or improve the credit ratings on its debt;
•the amount of dividends that the Combined Company may distribute to its shareholders is subject to restrictions under Delaware law; and

•the agreements governing the Combined Company’s indebtedness.
Combined Company shareholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

A portion of the Combined Company's cash flows is required to be used to fund its Partnership Park arrangements.
The Combined Company has significant financial obligations under its Partnership Park arrangements. See Note 7 for a detailed discussion. The obligations related to the Partnership Parks continue until 2027, in the case of Six Flags Over Georgia and White Water Atlanta, and 2028, in the case of Six Flags Over Texas. Such obligations include minimum annual distributions, minimum capital expenditures, an annual offer to purchase all outstanding limited partnership units, and either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks upon the earlier of the occurrence of specified events and the end of the term of the partnership that hold the Partnership Parks or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. In December 2024, the Combined Company elected to purchase all of the outstanding limited partnership interests in Six Flags Over Georgia and White Water Atlanta in 2027. The Combined Company will be required to make an election regarding Six Flags Over Texas by December 31, 2025. In the event of default by the Combined Company under the Partnership Parks arrangements, Time Warner has the right to take control of the Partnership Parks. In addition, such a default could trigger an event of default under the 2024 Credit Agreement, as amended.

Anti-takeover provisions in the Combined Company's organizational documents, debt agreements and Delaware law could delay or prevent change of control.
Certain provisions in the Combined Company’s certificate of incorporation, bylaws and debt agreements could have the effect of delaying, deferring or preventing a merger, takeover attempt, or other change of control transaction that a shareholder might consider in its best interest. The Combined Company is also subject to the anti-takeover provisions of Delaware law, which could have the effect of delaying or preventing a change of control in some circumstances.

The Combined Company’s certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its shareholders, which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with the Combined Company or its directors, officers or other employees.
The Combined Company’s certificate of incorporation provides that, unless the Combined Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Combined Company, (ii) any action asserting a claim for a breach of a fiduciary duty owed by any director, officer, employee, or agent of the Combined Company or its shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or the Combined Company’s organizational documents, (iv) any action asserting a claim governed by the internal affairs doctrine or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

The Combined Company’s certificate of incorporation also provides that, unless the Combined Company consents in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for any action brought under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Combined Company is deemed to have received notice of and consented to the forum selection provisions of the Combined Company’s certificate of incorporation. Such provisions may limit shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with the Combined Company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Combined Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, prospects or results of operations.

Risks Related to Human Capital

Increased costs of labor and employee health and welfare benefits may impact the Combined Company's results of operations.
Labor is a primary component in the cost of operating the business. Increased labor costs, due to competition, inflationary pressures, increased federal, state or local minimum wage requirements, and increased employee benefit costs, including health care costs, could adversely impact operating expenses. Former Six Flags and Former Cedar Fair have experienced meaningful increases in the seasonal labor rate over the past several years. Continued increases to both market wage rates and the statutory minimum wage rates could also materially impact future seasonal labor rates. It is possible that these changes could significantly increase labor costs, which would adversely affect operating results and cash flows.

Additionally, Former Six Flags and Former Cedar Fair contributed to multiple defined benefit multiemployer pension plans on behalf of collectively bargained employees. If the Combined Company were to cease contributing to or otherwise incur a withdrawal from any such plans, the Combined Company could be obligated to pay withdrawal liability assessments based on the underfunded status (if any) of such plans at the time of the withdrawal. The amount of any multiemployer pension plan underfunding can fluctuate from year to year, and thus there is a possibility that the amount of withdrawal liability that could be incurred in the future could be material, which could materially adversely affect the Combined Company's financial condition.

The Combined Company depends on a seasonal workforce to meet its operational needs.
The Combined Company's success depends on its ability to attract, motivate and retain qualified employees, many of whom are seasonal employees, to keep pace with its needs. If the Combined Company is unable to do so, its results of operations and cash flows may be adversely affected. The Combined Company employs a significant workforce each season and seeks to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. The Combined Company recruits year-round both domestically and internationally to fill thousands of staffing positions to ensure the appropriate workforce is in place at the right time. The Combined Company may be unable to recruit and hire adequate personnel as the business requires or it may experience material increases in the cost of securing its workforce in the future. These risks may be heightened if certain visa programs are discontinued.

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
In the normal course of business, the Combined Company, or third parties on its behalf, collects and retains large volumes of internal and customer data, including credit card numbers and other personally identifiable information, which is used for marketing and promotional purposes, and various information technology systems enter, process, summarize and report such data. The Combined Company also maintains personally identifiable information about its employees. Former Six Flags and Former Cedar Fair have experienced, and the Combined Company continues to experience, cybersecurity threats and vulnerabilities in its systems and those of its third party providers, including cyber-attacks targeting information technology systems and networks, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of operations. The integrity and protection of such data is critical to the business, and guests and employees have a high expectation that the Combined Company will adequately protect their personal information. The regulatory environment, as well as the requirements imposed by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase operating costs and/or adversely impact the ability to market the parks, products and services to guests. Furthermore, if a person could circumvent security measures, he or she could destroy or steal valuable information or disrupt operations. Any security breach could expose the Combined Company to risks of data loss, which could harm its reputation and result in remedial and other costs, fines or lawsuits. Although the Combined Company carries liability insurance to cover this risk, its coverage may not be adequate to cover liabilities, and it may not be able to obtain adequate coverage should a catastrophic incident occur.

Further, implementing a strategy to pursue new initiatives that improve operations and cost structure will result in a larger technological presence and corresponding exposure to cybersecurity risk. Failure to adequately assess and identify cybersecurity risks associated with new initiatives would increase vulnerability to such risks. Due to the increased hybrid workforce, the Combined Company must also increasingly rely on information technology systems that are outside its direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches.

Even if the Combined Company is fully compliant with legal standards and contractual or other requirements, it still may not be able to prevent security breaches involving sensitive data. The Combined Company requires certain of its third party service providers to have programs in place to detect, contain and respond to data security incidents. However, the actions and controls that are implemented and continue to be implemented, or which the Combined Company has caused or seeks to cause third party service providers to implement, may be insufficient to protect the Combined Company's systems, information or other intellectual property. In addition, the techniques used to obtain unauthorized access or interfere with systems change frequently and may be difficult to detect for long periods of time, and the Combined Company may be unable to anticipate these techniques or implement adequate preventive measures. The sophistication of efforts by hackers to gain unauthorized access to information technology systems has continued to increase in recent years. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause customers to lose confidence in the security of the Combined Company's websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from the Combined Company. Such security breaches also could expose the Combined Company to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect the business.

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

The Combined Company is subject to extensive federal and state employment laws and regulations, including wage and hour laws and other pay practices and employee record-keeping requirements. Former Six Flags and Cedar Fair periodically have had to, and the Combined Company may have to, defend against lawsuits asserting non-compliance. Such lawsuits can be costly, time consuming and distract management, and adverse rulings in these types of claims could negatively affect the Combined Company's business, financial condition or results of operations.

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

Adverse litigation judgments or settlements resulting from legal proceedings in which the Combined Company may be involved in the normal course of business could adversely affect its business, financial condition or results of operations.
The Combined Company is subject to allegations, claims and legal actions arising in the ordinary course of business, which may include claims by third parties, including guests who visit the parks, employees or regulators. The outcome of these proceedings cannot be predicted. If any of these proceedings is determined adversely, or if the Combined Company receives a judgment, a fine or a settlement involving a payment of a material sum of money, or injunctive relief is issued against the Combined Company, its business, financial condition or results of operations could be materially adversely affected. Litigation can also be expensive, lengthy and disruptive to normal business operations, including to management due to the increased time and resources required to respond to and address the litigation.

Additionally, from time to time, animal activist and other third party groups may make negative public statements about the Combined Company or bring claims before government agencies or lawsuits against it. Such claims and lawsuits could be based on allegations that the Combined Company does not properly care for some of its featured animals. On other occasions, such claims and/or lawsuits could be specifically designed to change existing law or enact new law in order to impede the Combined

Company's ability to retain, exhibit, acquire or breed animals. While the Combined Company seeks to comply with all applicable federal and state laws and will vigorously defend itself in any lawsuits, the outcome of future claims and lawsuits that could be brought against it is uncertain. An unfavorable outcome in any legal proceeding could have a material adverse effect on the Combined Company's business, financial condition or results of operations. In addition, associated negative publicity could adversely affect its reputation, business, financial condition or results of operations.

General Risk Factors

Other factors, including local events, natural disasters, other effects of climate change, pandemics, and terrorist activities, or threats of these events, could adversely impact park attendance and revenues.
Natural disasters, other effects of climate change, public heath crises, epidemics, pandemics, terrorist activities, power outages or other events outside the control of the Combined Company could disrupt its operations, impair critical systems, damage its properties or reduce attendance at the parks or require temporary park closures. Damage to the Combined Company's properties could take a long time to repair and there is no guarantee that the Combined Company would have adequate insurance to cover the costs of repair or the expense of the interruption to the business. Furthermore, natural disasters such as fires, earthquakes or hurricanes may interrupt or impede access to affected properties or require evacuations and may cause attendance at affected properties to decrease for an indefinite period. The occurrence of such events could have a material adverse effect on the Combined Company's business, financial condition or results of operations. In addition, since some of the parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks that could negatively affect the Combined Company's reputation or brand. This may result in a decrease in attendance at the affected parks and could adversely impact the Combined Company's results of operations. The frequency, duration or severity of these activities and the effect that they may have on the Combined Company's business, financial condition or results of operations cannot be predicted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

As described under Item 1A in this Form 10-K, the Combined Company is subject to risks from cybersecurity threats, including risks relating to maintaining customer and employee data. Cybersecurity is a key focus at multiple levels of the organization, and management has developed policies and procedures to assess, identify and manage risks from cybersecurity threats.

–Board of Directors – Enterprise risk management (“ERM”) process: As part of the ERM process, executive management and the Board of Directors regularly review an assessment related to cybersecurity and data protection risks to identify material risk areas, assess processes to mitigate those risks, and identify process and procedure improvements to alleviate identified risks, including allocating appropriate resources. Cybersecurity and data protection focus areas of ERM include phishing, malware, data breaches, outdated software, staffing levels for key information technology positions, and risks associated with the use of third parties.

–Audit and Finance Committee of the Board of Directors: The Audit and Finance Committee is responsible for discussing the Combined Company’s major information technology risk exposures, including cybersecurity, and the steps management has taken to monitor and control such exposures. The Audit and Finance Committee dedicates attention to and provides oversight of certain cybersecurity risks. The Chief Digital and Technology Officer and Corporate Vice President, IT Infrastructure Operations and Security, meet with the Audit and Finance Committee regularly to assess management’s progress on implementing process and procedure improvements related to cybersecurity. The Audit and Finance Committee also provides guidance on long-term and short-term cybersecurity strategies.

–Executive Management – Technology Governance Committee: The Technology Governance Committee consists of certain members of executive management, including the Chief Accounting Officer, Chief Digital and Technology Officer, Chief Commercial Officer, Chief Strategy Officer, and Corporate Vice President, IT Infrastructure Operations and Security. This committee evaluates projects involving information technology, including reviewing best practices and change management needs and communicating a company-wide approach. Therefore, the information technology department is aware of system and application implementations prior to execution to facilitate proper application and infrastructure security both during implementation and after implementation. Internal audit is notified of system and application implementations as part of this process as well. The internal audit department works with the information technology department to review information technology projects to ensure key projects are appropriately planned, designed, developed, tested, deployed and maintained, including verifying proper security both during and after implementation.

–Information Technology Department: The information technology department consists of employees with extensive cybersecurity experience, including the Chief Digital and Technology Officer and Corporate Vice President, IT Infrastructure Operations and Security, as well as a team of compliance and security associates. Cybersecurity experience within the information technology department includes prior work experience and bachelor's degrees or higher in technology related fields. In addition to internal resources, management engages a cyber insurance carrier with comprehensive data privacy and security risk management services; a managed security service provider with comprehensive security solutions, including continuous network monitoring, reporting and assistance with investigation; and an information security consulting company that consists of cybersecurity experts and information security practitioners to provide additional cybersecurity support. Management also maintains a system of information technology controls and procedures, including controls and procedures related to authentication and access, recovery plans and secured backups of data, the design of applications and selection of packaged software, and testing of significant changes in applications and infrastructure technology. Management also provides training to its employees about cybersecurity, performs penetration testing at least annually, performs security incident preparedness activities at least annually, and performs an annual Payment Card Industry (“PCI”) attestation. Third party providers involving information technology are identified as part of the contract review process. System and Organizational Controls (“SOC”) reports are reviewed annually for third party providers. The information technology department continuously monitors for cybersecurity threats in order to detect if a cybersecurity incident has occurred. The department uses endpoint detection and response (“EDR”) and security information and event management (“SIEM”) with the assistance of a managed security service provider and internal analysts to detect and identify threats. Lastly, management follows the National Institute of Standards and Technology ("NIST") Framework, which enables management to compare the Company against the industry and manage dynamic cybersecurity risks.

If a cybersecurity incident were to occur, including a cybersecurity incident associated with a third-party provider, management has developed an incident response plan to align responsibilities throughout the organization to facilitate an efficient and effective response, as well as an appropriate investigation of each incident. The incident response plan is led by executive management, the Chief Digital and Technology Officer, the Corporate Vice President, IT Infrastructure Operations and Security, and the information technology department and includes a further delegation of incident responsibility to key internal stakeholders, including the legal, investor relations, human resources, and internal audit departments. Upon identification of an incident, each incident is assigned an incident materiality rating based on both quantitative and qualitative considerations. Qualitative considerations include the presence of ransomware, operational degradation or interruption, operational loss, and sensitive or confidential data loss. Based on the severity of each incident, the incident response is escalated. Cybersecurity incidents, regardless of materiality, are investigated by the information technology department led by Corporate Vice President, IT Infrastructure Operations and Security and are communicated to the Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Digital and Technology Officer, the Executive Chairman of the Board of Directors, Lead Independent Director and the Chair of the Audit and Finance Committee. The entire Board of Directors is notified of material or high-risk incidents.

Risks from cybersecurity threats could materially affect the Combined Company's business strategy, results of operations or financial condition as described under Item 1A in this Form 10-K. There are no known risks from cybersecurity incidents that have materially affected or are reasonably likely to materially affect the registrant as of the date of this filing.

ITEM 2. PROPERTIES.

OWNED ACREAGE:

Park	Location	Approximate Total Acreage	Approximate Developed Acreage	Approximate Undeveloped Acreage
Canada's Wonderland	Vaughan, Ontario, Canada	295	295	—
Carowinds	Charlotte, N. Carolina and Fort Mill, S. Carolina	400	300	100
Cedar Point Cedar Point Shores	Sandusky, Ohio	860	725	135
Dorney Park	Allentown, Pennsylvania	210	180	30
Kings Dominion	Doswell, Virginia	740	280	460
Kings Island	Mason, Ohio	650	330	320
Knott's Berry Farm Knott's Berry Farm Soak City	Buena Park, California	175	175	—
Michigan's Adventure	Muskegon, Michigan	260	120	140
Schlitterbahn Waterpark and Resort New Braunfels	New Braunfels, Texas	90	75	15
Six Flags America	Bowie, Maryland	523	223	300
Six Flags Discovery Kingdom	Vallejo, California	127	127	—
Six Flags Fiesta Texas	San Antonio, Texas	218	218	—
Six Flags Great Adventure Six Flags Hurricane Harbor New Jersey Wild Safari Adventure	Jackson, New Jersey	2,107	1,740	367
Six Flags Great America Six Flags Hurricane Harbor Chicago	Gurnee, Illinois	303	273	30
Six Flags Great Escape Resort	Queensbury, New York	372	372	—
Six Flags Hurricane Harbor Arlington	Arlington, Texas	46	46	—
Six Flags Magic Mountain Six Flags Hurricane Harbor Los Angeles	Valencia, California	255	255	—
Six Flags New England	Agawam, Massachusetts	281	281	—
Six Flags St. Louis	Eureka, Missouri	316	299	17
Valleyfair	Shakopee, Minnesota	190	110	80
Worlds of Fun	Kansas City, Missouri	350	255	95
Separately gated water parks are italicized.

Each property in the Owned Acreage table is owned in fee simple and is encumbered by the Combined Company's credit agreement and outstanding secured notes, with the exceptions of the land at the location of the Six Flags Resort and Attraction Management program and portions of the six-mile public highway that serves as secondary access route to Cedar Point.

LEASED ACREAGE:

Park		Location	Approximate Total Acreage	Lessor	Lease Expiration
California's Great America	(1)	Santa Clara, California	175	Prologis Inc.	2028
Frontier City Six Flags Hurricane Harbor Oklahoma City	(2)	Oklahoma City, Oklahoma	132	EPR Parks, LLC	2037
La Ronde		Montreal, Quebec, Canada	146	City of Montreal	2065
Schlitterbahn Waterpark Galveston		Galveston, Texas	40	City of Galveston	2049
Six Flags Darien Lake	(2)	Corfu, New York	988	EPR Parks, LLC	2037
Six Flags Hurricane Harbor Concord	(2)	Concord, California	24	EPR Parks, LLC	2035
Six Flags Hurricane Harbor Oaxtepec		Oaxtepec, Morelos, Mexico	67	Mexican Social Security Institute	2036
Six Flags Hurricane Harbor Phoenix	(2)	Glendale, Arizona	33	EPR Parks, LLC	2033
Six Flags Hurricane Harbor Rockford		Cherry Valley, Illinois	43	Rockford Park District	2029
Six Flags Hurricane Harbor Splashtown	(2)	Spring, Texas	46	EPR Parks, LLC	2037
Six Flags Mexico		Mexico City, Mexico	110	Federal District of Mexico City	2034
Six Flags Over Georgia Six Flags White Water	(3)	Austell, Georgia Marietta, Georgia	360	Georgia Partnership	2027
Six Flags Over Texas	(3)	Arlington, Texas	217	Texas Partnership	2028
Separately gated water parks are italicized.

(1)    Former Cedar Fair sold the land at California's Great America on June 27, 2022. Concurrently with the sale of the land, Cedar Fair entered into a lease contract that allows the Combined Company to operate the park during a six-year term, and the Combined Company has an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice; see Note 11.

(2)    The leases with EPR Parks, LLC include capital expenditure commitments, see Note 11.

(3)    Six Flags Over Georgia, Six Flags White Water and Six Flags Over Texas are leased from the limited partner of the partnerships that own these parks. Upon lease expiration, the Combined Company has the option to acquire all of the interests of the respective limited partner; see Note 7.

ITEM 3. LEGAL PROCEEDINGS.

The Combined Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the consolidated financial statements with the exception of the lawsuits described herein.

Putative Securities Class Action Lawsuit

In February 2020, two putative securities class action complaints were filed against Former Six Flags and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System (“Oklahoma Firefighters”) and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding Former Six Flags' business, operations and growth prospects, specifically with respect to the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Former Six Flags’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. On March 3, 2021, the district court granted defendants’ motion, dismissing the complaint in its entirety and with prejudice.

On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (the "Fifth Circuit") from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court. On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. The appeal was fully briefed as of December 4, 2023, and oral argument was held on March 4, 2024. On April 18, 2024, the Fifth Circuit reversed the dismissal and remanded the case to the district court. On May 31, 2024, the district court entered a scheduling order setting the case for trial on December 8, 2025. On September 3, 2024, the parties entered into a settlement agreement, subject to court approval, resolving the claims. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. On September 23, 2024, the District Court granted the plaintiffs’ motion for preliminary approval of the settlement and scheduled a final fairness hearing for January 25, 2025. On January 28, 2025, the court entered its order and judgement of final approval of the settlement.

Shareholder Derivative Lawsuits

On February 16, 2023, a putative shareholder derivative lawsuit was filed on behalf of nominal defendant Former Six Flags by John Hancock in Texas state court against certain of its former executive officers and directors (the “individual defendants”) in an action captioned Hancock v. Roedel, et al., Case No. 348-340304-23 (348th Dist. Ct., Tarrant Cty., Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Former Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts breach of fiduciary duty and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On September 7, 2023, the individual defendants and Former Six Flags filed a motion to stay pending resolution of a duplicative federal derivative action, captioned Dela Cruz v. Reid-Anderson, et al, Case No. 3:23-CV-0396-D (N.D. Tex), and described below. On September 15, 2023, the court granted the motion to stay and ordered the action stayed until 30 days after a ruling by the federal court on the motions to dismiss pending in Dela Cruz v. Reid-Anderson. On March 6, 2024, the parties jointly stipulated to stay the action pending resolution of the appeal in Dela Cruz v. Reid-Anderson, which the court approved. On July 8, 2024, Plaintiff filed a Notice of Nonsuit Without Prejudice, which the court ordered on July 9, 2024.

On February 22, 2023, a putative shareholder derivative lawsuit was filed on behalf of nominal defendant Former Six Flags by Antonio Dela Cruz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Cruz v. Reid-Anderson, et al., Case No. 3:23-CV-0396-D (N.D. Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Former Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts contribution, breach of fiduciary duty, and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On September 12, 2023, Former Six Flags and the individual defendants filed motions to dismiss the amended complaint. On January 12, 2024, the district court granted defendants' motions, dismissing the complaint in its entirety and with prejudice. On February 7, 2024, Plaintiffs filed a Notice of Appeal of the district court's decision. The appeal was fully briefed as of May 29, 2024. On July 2, 2024, Plaintiff filed an Unopposed Motion to Withdraw Appeal. On July 8, 2024, the Fifth Circuit dismissed the appeal.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES.

Six Flags Entertainment Corporation is listed for trading on The New York Stock Exchange under the symbol "FUN". As of February 21, 2025, there were approximately 3,210 registered holders of Six Flags Entertainment Corporation common stock. Item 12 in this Form 10-K includes information regarding equity incentive plans, which is incorporated herein by reference.

The 2024 Credit Agreement, as amended, and fixed rate note agreements include restricted payment provisions, which could limit the Combined Company's ability to pay dividends. See Note 6 for additional information.

Shareholder Return Performance Graph

The graph below shows a comparison of the cumulative total return for Six Flags Entertainment Corporation common stock, the S&P 500 Index, the S&P MidCap 400 Index, the S&P SmallCap 600 Index, the S&P Movies and Entertainment Index and the S&P Leisure Facilities Index, assuming investment of $100 on July 2, 2024, the first trading day of the Combined Company's common stock. The S&P SmallCap 600 Index and the S&P Leisure Facilities Index were added in the current year as these indexes more closely align with the Combined Company's size and industry. These indexes will replace the S&P MidCap 400 Index and the S&P Movies and Entertainment Index, respectively, in future disclosures.

	Base Period	Return
	July 2, 2024	December 31, 2024
Six Flags Entertainment Corporation	$100.00	$87.79
S&P 500 Index	100.00	107.48
S&P MidCap 400 Index	100.00	108.02
S&P SmallCap 600 Index	100.00	109.98
S&P Movies and Entertainment Index	100.00	125.73
S&P Leisure Facilities Index	100.00	110.36

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Merger Agreement with Former Six Flags

On July 1, 2024, the previously announced merger of equals transaction contemplated by the Merger Agreement, by and among CopperSteel HoldCo, Inc., Cedar Fair, Former Six Flags and Copper Merger Sub, was completed. Upon the consummation of the Mergers, the separate legal existences of each of Copper Merger Sub, Cedar Fair and Former Six Flags ceased, and the Combined Company changed its name to “Six Flags Entertainment Corporation”. The Combined Company trades on the New York Stock Exchange under the ticker symbol "FUN". References to the "Partnership," "Cedar Fair," or "Former Cedar Fair" are to Cedar Fair prior to the Mergers, and references to the "Combined Company" and the "Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. The Mergers were entered into to create a leading amusement park operator with an expanded and diversified property portfolio, improved guest experience utilizing the complementary operating capabilities of Cedar Fair and Former Six Flags, and the opportunity for accelerated investment in the Cedar Fair and Former Six Flags properties with the cash flows of the Combined Company. For additional information, see the Explanatory Note in this Annual Report on Form 10-K and Note 2.

The Six Flags Merger was accounted for as a business combination using the acquisition method of accounting. Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, unless indicated otherwise, financial results and disclosures within this Management's Discussion and Analysis referring to periods prior to the Closing Date include only Former Cedar Fair's results before giving effect to the Mergers, including financial results and disclosures for the year ended December 31, 2023. The results for Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures for the year ended December 31, 2024 reflect combined operations for only July 1, 2024, through December 31, 2024, and include only Former Cedar Fair's results before giving effect to the Mergers for the first six months of 2024.

Business Overview

The Combined Company is North America's largest regional amusement park operator with 27 amusement parks, 15 separately gated water parks and nine resorts. Of the 42 amusement and water parks, 38 are located in the United States, two are located in Mexico and two are located in Canada. The parks generate revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Combined Company's principal costs and expenses, which include salaries and wages, operating supplies, maintenance, insurance, advertising and lease payments, are relatively fixed for a typical operating season and do not vary significantly with attendance. The Combined Company's principal costs and expenses have recently been impacted by increased wage rates, driven both by market rates and statutory rates, higher insurance costs, and general inflation affecting the costs of inventory, services and supplies.

The Combined Company's operations are seasonal. In a typical year at Former Six Flags and Cedar Fair, approximately 70% of annual attendance and revenue occurred during the second and third quarters of each year. As a result, a substantial portion of the Combined Company's revenues are expected to be generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August. The fall and winter seasons have also become more important to the Combined Company's operations due to the popularity of fall and winter events. Consequently, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events can have a disproportionate adverse effect upon revenues.

Each of the parks is overseen by a general manager or park president and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer, Senior Vice Presidents and the general managers or park presidents of the parks. The Combined Company operates within a single reportable segment of amusement/water parks with accompanying resort facilities.

The following operational measures are key performance metrics in the Combined Company's managerial and operational reporting. They are used as major factors in significant operational decisions as they are the primary drivers of financial and operational performance, measuring demand, pricing and consumer behavior. In-park revenues, in-park per capita spending and out-of-park revenues are non-GAAP measures.

Attendance is defined as the number of guest visits to amusement parks and separately gated outdoor water parks. Attendance is driven by various factors, including pricing, new rides and product offerings, guest satisfaction, weather, advertising programs, perceived safety of the parks and economic conditions. Major attendance categories include single-day attendance related to a single-day ticket, including sales to groups, season pass attendance related to season passes that are valid for an operating season, and membership attendance related to memberships that are valid for a 12-month non-cancelable period and until the guest cancels thereafter.

In-park per capita spending is calculated as revenues generated within the amusement parks and separately gated outdoor water parks along with related parking revenues and online transaction fees charged to customers (in-park revenues), divided by total attendance. In-park per capita spending is driven by similar factors to attendance and is also impacted by the length of stay of the Combined Company's guests. Major in-park per capita spending categories include admission, food and beverage, retail, games and extra-charge products. Extra-charge products include premium benefit offerings such as front-of-line products.

Out-of-park revenues are defined as revenues from resorts, out-of-park food and retail locations, sponsorships, international agreements and all other out-of-park operations. Out-of-park revenues are primarily driven by attendance to the parks and can increase length of stay at the Combined Company's properties as guests purchase hotel rooms and visit out-of-park food and retail locations. In addition, higher attendance levels enable the Combined Company to develop long-term corporate sponsorships and co-marketing relationships with well-known national and regional brands.

The following table presents net revenues disaggregated by in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (concessionaire remittance) for the periods presented. The results for the year ended December 31, 2024 include the results of Former Six Flags operations since the Closing Date of the Mergers (see Note 2). Certain prior period amounts have been reclassified from out-of-park revenues to in-park revenues following completion of the Mergers (see Note 1).

	Years Ended December 31,
(In thousands)	2024	2023	2022
In-park revenues	$2,553,486	$1,658,912	$1,692,329
Out-of-park revenues	232,415	192,257	180,191
Concessionaire remittance	(76,975)	(52,501)	(55,137)
Net revenues	$2,708,926	$1,798,668	$1,817,383

Strategy and Project Accelerate

Following the Mergers, the Combined Company has introduced Project Accelerate as its strategy to enhance shareholder value. The key objectives of Project Accelerate are to: (1) enhance the guest experience by delivering a stronger price-value proposition that drives demand; (2) identify and activate operating efficiencies that generate cost synergies and drive margin expansion; (3) maintain a disciplined approach to the prioritization and activation of capital investments to realize the full market potential of each park, while maximizing free cash flow efficiency; (4) integrate technology stacks with a focus on harmonizing systems, eliminating redundancies, and enhancing the guest-facing digital experience; and (5) evaluate the potential divestiture of non-core assets.

The Combined Company plans to meet these objectives by driving revenue growth through higher levels of attendance, in-park per capita spending and out-of-park revenues, investing approximately a combined $1.0 billion in capital expenditures during 2025 and 2026, and achieving cost synergies that began in 2024 and will continue through 2025. Management plans to increase attendance by providing an improved guest experience, new marketable rides and attractions, modified operating calendars, improving its marketing strategy and focusing on increasing season pass visits through average visits per season pass and renewal rates. Management plans to increase in-park per capita spending by expanding the use of revenue management tools to drive dynamic pricing, refreshing food and beverage facilities to improve efficiency and quality of offerings, improving seasonal staffing to increase guest satisfaction and spending, and increasing attendance levels which leads to higher demand for premium products and a longer length of stay. Management plans to increase out-of-park revenues by upgrading and expanding resort offerings, improving revenue management capabilities to drive dynamic pricing and increased occupancy, and leveraging the Six Flags brand to increase sponsorship opportunities. Management plans to fund deferred investment needs and growth opportunities with the approximate $1.0 billion in planned capital expenditures over the next two years. Management plans to achieve cost synergies through operating cost reductions, organizational restructurings and elimination of duplicative overhead costs, including redundant processes and technologies.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the Consolidated Financial Statements and related notes. The following discussion addresses critical accounting estimates, which are those that are most important to the portrayal of the Combined Company's financial condition and operating results or involve a higher degree of judgment and complexity (see Note 1 for a complete discussion of significant accounting policies). Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates and assumptions.

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

During the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations and comprehensive (loss) income. Adjustments during the measurement period could have a material effect on the Combined Company's financial position and results of operations in future periods. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.

Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined using a combination of a cost and market approach. Significant factors considered in the cost approach include replacement cost, reproduction cost, depreciation, physical deterioration, functional obsolescence and economic obsolescence of the assets. The market approach estimates fair value by utilizing market data for similar assets.

The determination of whether an indicator of impairment has occurred and the estimation of undiscounted cash flows requires management to make significant estimates and consider an anticipated course of action as of the balance sheet date. Subsequent changes arising from changes in anticipated actions could impact the determination of whether impairment exists, the estimation of undiscounted cash flows and whether the effects could materially impact the consolidated financial statements.

Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. The fair value of a reporting unit is established using a combination of an income (discounted cash flow) approach and market approach. The income approach uses a reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results are established using management's best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.

It is possible that assumptions about future performance, as well as the economic outlook and related conclusions regarding valuation, could change adversely, which may result in additional impairment that would have a material effect on the Combined Company's financial position and results of operations in future periods.

Self-Insurance Reserves
Self-insurance reserves are recorded for the estimated amounts of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. The ultimate cost for identified claims can be difficult to predict due to the unique facts and circumstances associated with each claim. In addition, management has observed a pattern of increasing litigation and settlement costs in recent years.

Revenue Recognition
Revenues are generated from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Most revenues are recognized on a daily basis based on actual guest spend at the parks. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, as well as the first 12-month period for membership products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration. The number of uses is estimated based on historical usage adjusted for current period trends. In order to calculate revenue recognized on season-long products and the first 12-month period for membership products, management makes significant estimates regarding the estimated number of uses expected for season-long products, including during interim periods. Actual usage could materially differ from these estimates which could potentially result in an inappropriate amount of revenue recognized in a given period.

Income Taxes
The Combined Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income at the time of enactment of such change in tax law. Any interest or penalties due for payment of income taxes are included in the provision for income taxes.

A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The need for this allowance is based on several factors including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, carryforward periods of state net operating losses, and management's long-term estimates of domestic and foreign source income.

There is inherent uncertainty in the estimates used to project the amount of foreign tax credit and state net operating loss carryforwards that are more likely than not to be realized. It is possible that our future income projections, as well as the economic outlook and related conclusions regarding valuation allowances could change, which may result in additional valuation allowance being recorded or may result in additional valuation allowance reductions, and which may have a material negative or positive effect on our reported financial position and results of operations in future periods.

Results of Operations

The Results of Operations section includes a discussion and comparison of 2024 and 2023 results. For a discussion regarding 2022 results, including comparisons of 2023 results to 2022 results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Cedar Fair's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 16, 2024.

2024 vs. 2023

The results for the year ended December 31, 2024 are not directly comparable with the results for the year ended December 31, 2023 because the year ended December 31, 2024 included the results of Former Six Flags operations from the Closing Date of the Mergers forward (see Note 2).

The year ended December 31, 2024 included 4,369 operating days compared with 2,365 operating days for the year ended December 31, 2023, an increase of 2,004 operating days. There were 2,129 operating days in the year ended December 31, 2024 at Former Six Flags parks following the completion of the Mergers. This increase was partially offset by 125 fewer operating days at Former Cedar Fair parks driven by fewer planned early season operating days at several seasonal parks. In particular, Carowinds, Kings Dominion and California's Great America were open additional operating days in January and February in the prior period that were not planned in the current period.

The following table presents key financial information and operating measures for the years ended December 31, 2024 and December 31, 2023:

			Increase (Decrease)
	December 31, 2024	December 31, 2023	$	%
	(Amounts in thousands, except for per capita and operating days)
Net revenues	$2,708,926	$1,798,668	$910,258	50.6%
Operating costs and expenses	2,019,781	1,316,442	703,339	53.4%
Depreciation and amortization	318,113	157,995	160,118	101.3%
Loss on retirement of fixed assets, net	18,064	18,067	(3)	N/M
Loss on impairment of goodwill	42,462	—	42,462	N/M
Operating income	$310,506	$306,164	$4,342	1.4%

Other Data:
Attendance	41,649	26,665	14,984	56.2%
In-park per capita spending	$61.31	$62.21	$(0.90)	(1.4)%
Out-of-park revenues	$232,415	$192,257	$40,158	20.9%
Operating days	4,369	2,365	2,004	84.7%
Net (loss) income margin (1)	(7.6)%	6.9%		(14.5)%

N/M    Not meaningful due to the nature of the expense line-item.

(1)    Net (loss) income margin is calculated as net (loss) income divided by net revenues.

For the year ended December 31, 2024, net revenues increased $910.3 million compared with 2023. The increase in net revenues reflected $882.0 million in net revenues contributed by Former Six Flags operations during the six months ended December 31, 2024 and a $28.3 million increase in net revenues contributed by Former Cedar Fair operations during the year ended December 31, 2024 compared to the prior year. The increase in net revenues reflected the impact of a 15.0 million-visit increase in attendance and a $40.2 million increase in out-of-park revenues, partially offset by the impact of a $0.90, or 1.4% decrease in in-park per capita spending. The 15.0 million-visit increase in attendance included a 14.2 million-visit increase resulting from attendance at Former Six Flags parks during the six months ended December 31, 2024 with the remaining increase driven by higher season pass sales at Former Cedar Fair parks, improved weather, and increased demand at Former Cedar Fair's parks with significant marketable new rides and attractions. These factors were partially offset by the impact of fewer planned operating days at Former Cedar Fair. The $0.90 decrease in in-park per capita spending, which included a $0.04 increase related to the impact of in-park per capita spending at the Former Six Flags parks during the six months ended December 31, 2024, was due to a planned decrease in average season pass pricing and a higher mix of season pass visitation at the Former Cedar Fair parks, partially offset by improved in-park per capita spending for food and beverage and extra-charge products at the Former Cedar Fair parks, including Fast Lane. The $40.2 million increase in out-of-park revenues was due primarily to $35.0 million contributed by Former Six Flags operations during the six months ended December 31, 2024, with the remaining increase largely attributable to increased revenues from the Knott's Hotel following a recent renovation. The increase in net revenues was partially offset by a $3.3 million unfavorable impact of foreign currency exchange rates.

Operating costs and expenses for the year ended December 31, 2024 increased $703.3 million compared with 2023. The increase in operating costs and expenses was the result of a $426.5 million increase in operating expenses, a $204.1 million increase in selling, general, and administrative ("SG&A") expenses, and a $72.7 million increase in cost of goods sold. The $426.5 million increase in operating expenses included a $424.8 million increase related to Former Six Flags operations during the six months ended December 31, 2024 and a $21.1 million increase in self-insurance reserves at Former Cedar Fair (see Note 1). Excluding these factors, operating expenses decreased in relation to Former Cedar Fair operations largely as a result of a planned reduction in labor costs totaling $16.0 million, including declines in seasonal wage rates, full-time head count, and related benefits, and a planned reduction in operating supplies, particularly for live entertainment. The $204.1 million increase in SG&A expenses included $107.9 million of additional expenses related to Former Six Flags operations during the six months ended December 31, 2024 and $61.5 million of increased transaction and integration costs incurred as the accounting acquirer in the Mergers. Excluding these factors, SG&A expenses increased at Former Cedar Fair due to higher full-time wages of $25.3 million, including equity compensation and bonuses, and to a lesser extent, higher advertising and information technology costs. Cost of goods sold as a percentage of food, merchandise and games revenue decreased 10 basis points ("bps"). The 10 bps decrease consisted of a a 40 bps decrease driven by a combination of planned cost reductions and higher pricing at Former Cedar Fair offset by a 30 bps increase as a result of the Mergers. The increase in operating costs and expenses was partially offset by a $1.8 million favorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the year ended December 31, 2024 increased $160.1 million compared with 2023, which was primarily due to $152.3 million of depreciation expense attributable to the Mergers. The loss on retirement of fixed assets for both periods was due to retirement of assets in the normal course of business, which includes $5.5 million of retirements at the Former Six Flags parks in the current period and included the retirement of two specific Former Cedar Fair assets in the prior period. During the third quarter of 2024, management tested the Schlitterbahn reporting unit's fair value due to a decline in estimated future cash flows as a result of shifting investment priorities at those locations following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value. Therefore, a $42.5 million impairment of the goodwill related to the Schlitterbahn reporting unit was recorded during the third quarter of 2024.

After the items above, operating income for 2024 totaled $310.5 million compared to $306.2 million for 2023. The amount for 2024 included $122.8 million of operating income attributable to the Former Six Flags operations during the six months ended December 31, 2024.

Net interest expense for 2024 increased $95.8 million as a result of $78.6 million of interest incurred on debt acquired in the Mergers, as well as refinancing events during 2024, including the full redemption of the 2025 senior notes which were refinanced with a $1.0 billion senior secured term loan facility, and additional revolving borrowings in 2024. The refinancing events also resulted in a loss on early debt extinguishment of $8.0 million during 2024. Other expense (income), net primarily represented the remeasurement of U.S. dollar denominated notes to an entity's functional currency.

For 2024, a provision for income taxes of $240.8 million was recorded compared with $48.0 million for 2023. The increase in the provision for income taxes was primarily attributable to the non-cash tax effects of the change in tax status from a partnership to a corporation of Former Cedar Fair as a part of the Mergers, and of a lower-tier partnership as part of an internal restructuring completed on December 31, 2024 offset partially by lower pre-tax income relative to the comparable period.

After the items above and net loss attributable to non-controlling interests, net loss attributable to Six Flags Entertainment Corporation for 2024 totaled $231.2 million, or $3.22 per diluted share of common stock. The net loss included $6.1 million of net income relating to the Former Six Flags operations during the six months ended December 31, 2024. Net income for 2023 totaled $124.6 million, or $2.42 per diluted limited partner unit. Net income margin decreased largely due to the $192.8 million increase in provision for taxes and a $95.8 million increase in net interest expense, both of which were primarily as a result of the Mergers.

Modified EBITDA and Adjusted EBITDA

Modified EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Combined Company's credit agreement. Adjusted EBITDA represents Modified EBITDA less net income attributable to non-controlling interests. Both measures have been included to disclose the effect of non-controlling interests. Prior to the Mergers, Former Cedar Fair did not have net income attributable to non-controlling interests. Modified EBITDA and Adjusted EBITDA are not measurements of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. Management believes Modified EBITDA and Adjusted EBITDA are meaningful measures of park-level operating profitability, and uses them for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is widely used by analysts, investors and comparable companies in the industry to evaluate operating performance on a consistent basis, as well as more easily compare results with those of other companies in the industry. These measures are provided as supplemental measures of the Combined Company's operating results and may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net (loss) income for the years ended December 31, 2024 and December 31, 2023. The results for the year ended December 31, 2024 include the results of Former Six Flags operations from the Closing Date of the Mergers forward (see Note 2).

	Years Ended December 31,
(In thousands)	2024	2023
Net (loss) income	$(206,665)	$124,559
Interest expense, net	234,770	138,952
Provision for taxes	240,843	48,043
Depreciation and amortization	318,113	157,995
EBITDA	587,061	469,549
Loss on early debt extinguishment	7,974	—
Non-cash foreign currency loss (gain)	30,557	(5,594)
Non-cash equity compensation expense	63,809	22,611
Loss on retirement of fixed assets, net	18,064	18,067
Loss on impairment of goodwill	42,462	—
Costs related to the Mergers (1)	118,336	22,287
Self-insurance adjustment (2)	14,865	—
Other (3)	16,662	752
Modified EBITDA	899,790	527,672
Net income attributable to non-controlling interests	24,499	—
Adjusted EBITDA	$875,291	$527,672

Modified EBITDA margin (4)	33.2%	29.3%

(1)    Consists of third-party legal and consulting transaction costs, as well as integration costs related to the Mergers. Integration costs include third-party consulting costs, contract termination costs, retention bonuses, severance related to the Mergers, integration team salaries and benefits, maintenance costs to update Former Six Flags parks to Cedar Fair standards, onboarding of new advertising firms, and travel costs. See Note 2 for additional information related to the Mergers. These costs are added back to net (loss) income to calculate Modified EBITDA and Adjusted EBITDA as defined in the Combined Company's credit agreement.

(2)    During the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self-insurance reserves resulted in a change in estimate that increased the incurred but not reported ("IBNR") reserves related to these self-insurance reserves by $14.9 million. The increase was driven by an observed pattern of increasing litigation and settlement costs. See Note 1 for additional information.

(3)    Consists of certain costs as defined in the Combined Company's credit agreement. These costs are added back to net (loss) income to calculate Modified EBITDA and Adjusted EBITDA and include enacted cost savings initiatives related to overhead and administrative costs incurred by Former Six Flags, specifically for insurance premiums, legal costs and information technology costs; repairs for unusual weather events; certain legal and consulting expenses; Mexican VAT taxes on intercompany activity; severance and related benefits; payments related to the Partnership Parks; cost of goods sold recorded to align inventory standards following the Mergers; and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

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

For 2024, Adjusted EBITDA increased $347.6 million and Modified EBITDA margin increased 390 bps compared with 2023. The increase in Adjusted EBITDA included $319.6 million as a result of the Mergers and $28.0 million due to Former Cedar Fair operations. The increase in Modified EBITDA margin included a 280 bps increase as a result of the Mergers and 110 bps due to Former Cedar Fair operations. The $28.0 million increase in Adjusted EBITDA and 110 bps increase in Modified EBITDA margin from Former Cedar Fair operations was primarily due to the impact of higher attendance on net revenues in 2024.

Liquidity and Capital Resources

The Combined Company's principal sources of liquidity include cash from operating activities, funding from long-term debt obligations and existing cash on hand. Due to the seasonality of the business, pre-opening operations are funded with revolving credit borrowings, which are reduced with positive cash flow during the seasonal operating period. Primary uses of liquidity include operating expenses, capital expenditures, interest payments, and income tax obligations. With the Combined Company's revolving credit facility and cash on hand, the Combined Company has sufficient liquidity to satisfy existing cash obligations at least through the first quarter of 2026. The Combined Company's capital allocation priorities include reducing outstanding debt and reinvesting in the business. As such, the Combined Company has not declared a dividend and has no immediate plans to do so.

Capital expenditures for the Combined Company are expected to total between $475 million and $500 million in 2025. Capital expenditures will include the opening of new high-thrill roller coasters at Cedar Point, Six Flags Great America, Canada's Wonderland, Six Flags New England, Kings Dominion, Six Flags Great Adventure and Six Flags Over Georgia; two new family-friendly attractions at Carowinds; water park renovations at Kings Island, Hurricane Harbor Los Angeles and Hurricane Harbor Arlington; and upgraded and expanded food and beverage facilities across the park portfolio. Cash interest payments for the Combined Company are expected to range from $305 million to $315 million in 2025. Cash payments for income taxes for the Combined Company are expected to range from $105 million to $115 million in 2025.

As of December 31, 2024, deferred revenue totaled $308.3 million, including non-current deferred revenue. This represented an increase of $116.6 million compared with total deferred revenue as of December 31, 2023, of which $122.8 million was attributable to Former Six Flags. The decrease in the remaining total deferred revenue was largely attributable to the amortization of prepaid lease payments for a portion of the California's Great America parking lot, the termination of transaction fees in California due to new regulations, and lower season-long product sales for the upcoming season.

Cash Flows
The following table presents key cash flow information for the years ended December 31, 2024 and December 31, 2023:

	Years Ended December 31,
	2024	2023
	(Amounts in thousands)
Net cash from operating activities	$373,412	$325,675
Net cash for investing activities	(472,616)	(220,422)
Net cash from (for) financing activities	117,973	(143,001)
Effect of exchange rate on cash and cash equivalents	(1,083)	2,047
Net increase (decrease) in cash and cash equivalents	$17,686	$(35,701)

Net cash from operating activities in 2024 totaled $373.4 million, an increase of $47.7 million compared with 2023. The increase was primarily due to the inclusion of operations of Former Six Flags operations since the Closing Date of the Mergers offset by higher merger-related costs.

Net cash for investing activities in 2024 totaled $472.6 million, an increase of $252.2 million compared with 2023. The increase was due to net cash consideration paid for the Mergers and the inclusion of capital expenditures of Former Six Flags operations since the Closing Date of the Mergers.

Net cash from financing activities in 2024 totaled $118.0 million, an increase of $261.0 million compared with net cash for financing activities in 2023. The variance was primarily attributable to $315 million of revolving credit facility borrowings outstanding and $1.0 billion of senior secured term loan facility borrowings, both of which were somewhat offset by $1.1 billion of redeemed senior notes in the current period.

For a discussion regarding 2022 cash flows, including comparisons of 2023 results to 2022 cash flows, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Cedar Fair's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 16, 2024.

Contractual Obligations
As of December 31, 2024, the Combined Company's primary contractual obligations consisted of outstanding long-term debt agreements and related interest, certain obligations pertaining to the Partnership Parks (see Note 7), and various commitments under lease agreements (see Note 11). The Combined Company has also committed to capital expenditures between $175 million to $225 million, most of which will be paid in 2025, and license commitments of approximately $10 million per year through 2030 and $6.5 million per year from 2031 through 2035. Before reduction for debt issuance costs, the Combined Company's long-term debt agreements as of December 31, 2024 consisted of the following:

•$995 million of senior secured term debt, maturing in May 2031 under the 2024 Credit Agreement, as amended. Amortization payments of $10 million per year, paid in equal quarterly installments, are required to be made on the term debt. The term debt bears interest at a rate equal to Term Secured Overnight Financing Rate ("SOFR") plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum. There was $10.0 million of current maturities outstanding and payable within the next twelve months as of December 31, 2024 related to the senior secured term debt facility.

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

•$315 million of borrowings under the $850 million senior secured revolving credit facility under the 2024 Credit Agreement, as amended. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on July 1, 2029, following the amendment to the 2024 Credit Agreement and subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $40.6 million as of December 31, 2024, the Combined Company had $494.4 million of availability under the former revolving credit facility. Letters of credit are primarily in place to backstop insurance arrangements.

During the third quarter of 2024, $165 million of the outstanding balance of the 2025 Six Notes was paid on July 1, 2024 and the remaining $56.9 million outstanding balance of the 4.875% senior unsecured notes due July 2024 of Former Six Flags was paid on July 31, 2024.

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

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, even if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total Indebtedness to Consolidated Cash Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Combined Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio was less than 5.25x as of December 31, 2024.

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

Financial and Non-Financial Disclosure About Issuers and Guarantors of Registered Senior Notes

Three tranches of fixed rate senior notes outstanding as of December 31, 2024 were registered under the Securities Act of 1933: the 2027, 2028 and 2029 senior notes, or the "registered senior notes". The Combined Company, Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the registered senior notes. Substantially concurrently with the closing and in connection with the Mergers, the Combined Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations under the indentures governing the registered senior notes. Pursuant to the supplemental indentures, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement agreed to fully and unconditionally guarantee the registered senior notes. As a result, the registered senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of the Combined Company (other than the co-issuers) that guarantees the credit facilities under the 2024 Credit Agreement, as amended. A full listing of the issuers and guarantors of the registered senior notes can be found within Exhibit 22.

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

The following tables provide summarized financial information for each of the co-issuers and guarantors of the registered senior notes (the "Obligor Group") as of December 31, 2024 and December 31, 2023. Each entity that was a co-issuer of the registered senior notes is presented separately. The subsidiaries that guaranteed the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries were not eliminated. Certain subsidiaries did not guarantee the credit facilities or senior notes (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $123.6 million and $14.3 million as of December 31, 2024 and December 31, 2023, respectively.

Summarized Financial Information (In thousands)	Six Flags Entertainment Corporation (2024) Cedar Fair L.P. (2023) (Parent)	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of December 31, 2024
Current Assets	$214	$74,710	$58,221	$147,184	$1,928,466
Non-Current Assets	1,878,531	2,196,232	675,573	2,518,804	6,993,517
Current Liabilities	160,229	1,699,979	20,032	227,100	607,921
Non-Current Liabilities	366,315	10,444	365,239	1,877,375	2,918,671
Balance as of December 31, 2023
Current Assets	$445	$13,876	$46,641	$346,820	$1,618,550
Non-Current Assets	(269,050)	1,916,183	627,130	2,387,798	1,955,628
Current Liabilities	160,560	1,525,756	188,975	223,098	107,007
Non-Current Liabilities	148,854	2,019	16,985	2,141,096	141,402

Year Ended December 31, 2024
Net revenues	$98,489	$489,776	$160,414	$2,007,248	$1,116,695
Operating (loss) income	(8,248)	(159,791)	54,641	126,476	258,298
Net (loss) income	(214,263)	120,777	34,607	—	332,344
Year Ended December 31, 2023
Net revenues	$87,790	$478,478	$173,321	$1,935,516	$447,639
Operating income (loss)	84,005	(153,697)	67,459	126,165	182,687
Net income	125,284	72,213	98,108	—	263,071

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

As of December 31, 2024, variable rate debt included $995 million of senior secured term loan facility borrowings and borrowings under an $850 million revolving credit facility under the 2024 Credit Agreement, as amended. Assuming the outstanding senior secured term loan facility borrowings and the daily average balance over the past twelve months on revolving credit borrowings of approximately $166.8 million, a hypothetical 100 bps increase in 30-day SOFR on the variable-rate debt would lead to an increase of approximately $11.6 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar and Mexican peso would have resulted in a $7.8 million decrease in operating income for the Combined Company's six months ended December 31, 2024.

Forward Looking Statements

Some of the statements contained in this report (including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements as to management's expectations, beliefs, goals and strategies regarding the future. Words such as "anticipate," "believe," "create," "expect," "future," "guidance," "intend," "plan," "potential," "seek," "synergies," "target," "will," "would," similar expressions, and variations or negatives of these words identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond the Combined Company's control and could cause actual results to differ materially from those described in such statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct, that the Combined Company's growth and operational strategies will achieve the target results. Important risks and uncertainties that may cause such a difference and could adversely affect attendance at the Combined Company's parks, future financial performance, and/or the Combined Company's growth strategies, and could cause actual results to differ materially from expectations or otherwise to fluctuate or decrease, include, but are not limited to: failure to realize the anticipated benefits of the Mergers, including difficulty in integrating the businesses of Former Six Flags and Cedar Fair; failure to realize the expected amount and timing of cost savings and operating synergies related to the mergers; general economic, political and market conditions; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; adverse weather conditions; competition for consumer leisure time and spending; unanticipated construction delays; changes in capital investment plans and projects; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the Combined Company’s operations; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting the Combined Company; acts of terrorism or outbreak of war, hostilities, civil unrest, and other political or security disturbances; and other risks and uncertainties, including those listed under Item 1A in this Form 10-K and in the other filings made from time to time with the SEC. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K and are based on information currently and reasonably known to management. The Combined Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information appearing under the subheading "Quantitative and Qualitative Disclosures about Market Risk" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SIX FLAGS ENTERTAINMENT CORPORATION
FINANCIAL STATEMENTS INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Six Flags Entertainment Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Former Six Flags, which was acquired through the Mergers on July 1, 2024, and whose financial statements constitute 75% of total assets, and 33% of net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Former Six Flags.

Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Merger - Valuation of intangible asset - Trade names - Refer to Notes 2 and 5 in the consolidated financial statements
Critical Audit Matter Description
On July 1, 2024, the merger of equals transaction by and among the Combined Company, Cedar Fair, Former Six Flags, and Copper Merger Sub, was completed. Upon consummation of the mergers, the separate legal existences of each Copper Merger Sub, Cedar Fair and Former Six Flags ceased, and the Combined company changed its name to “Six Flags Entertainment Corporation.” The Six Flags Merger has been accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer. Accordingly, the Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their estimated fair value and recorded $850 million of intangible asset attributed to the Six Flags trade name. Management estimated the fair value of the intangible asset utilizing an income approach. The determination of the fair value using the income approach requires management to make significant assumptions related to the forecasts of future revenues, terminal growth rate, discount rate and royalty rate.

We identified the acquired Six Flags trade name intangible asset as a critical audit matter because of the significant estimates and assumptions made by management in determining the fair value of the Six Flags trade name. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future revenues and the selection of the terminal growth rate, discount rate, and royalty rate for the Six Flags trade name intangible asset.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future revenues and the selection of the terminal growth rate, discount rate, and royalty rate for the Six Flags trade name intangible asset included the following, among others:
•We tested the effectiveness of controls over the valuation of the Six Flags trade name intangible asset acquired, including management's controls over forecasts of future revenues and selection of the terminal growth rate, discount rate, and royalty rate.
•We evaluated the reasonableness of management's forecasts of future revenues by comparing the projections to historical results and certain peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the terminal growth rate, discount rate, and royalty rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing ranges of independent estimates and comparing those to the terminal growth rate, discount rate, and royalty rate selected by management.

Deferred Revenues - Revenue Recognition of Multi-Use Season Long Products for Admission - Refer to Notes 1 and 3 in the consolidated financial statements
Critical Audit Matter Description
The Company defers revenue for its multi-use products, including season-long products for admissions products and recognizes revenues over the estimated number of uses expected for each type of product. The Company estimates a redemption rate for each multi-use season long product for admission using historical and forecasted uses at each park. Revenue is then recognized on a pro-rated basis based on the estimated allocated selling price of the multi-use season long products for admission and the estimated uses of that product. During the third quarter of 2024, management began selling multi-use season long products for admission for the 2025 operating season. These products include providing the customer park access for the remainder of the 2024 operating season, while also providing the customer with admission for the 2025 operating season.

We identified the evaluation of the estimated redemption rate used to determine the multi-use season long products for admission for selected parks as a critical audit matter because of significant judgments made by management in estimating the amount of revenue that should be recognized in each fiscal year, which in turn led to a high degree of auditor judgment and increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the amount of deferred revenue associated with the multi-use season long products for admission for selected parks that should be recognized in each fiscal year included the following, among others:
•We tested the effectiveness of controls over deferred revenue and revenue recognition related to multi-use season long products for admission for selected parks.

•We performed transaction testing for deferred revenue associated with the multi-use season long products for admission for selected parks by agreeing the amounts recorded as deferred revenue to source documents and determined that products sold related to items that are deferred in nature.
•We tested the completeness of deferred revenue associated with the multi-use season long products for admission for selected parks by making selections from a reciprocal attendance population from selected days and determined whether the multi-use attendance product was appropriately recorded as deferred revenue in the general ledger at period end.
•We developed an independent expectation of the total deferred revenue balances for selected parks and compared such expectation to the recorded amount for reasonableness.
•We compared actual guest visits in the current year to the estimated redemption rates.

Goodwill - Schlitterbahn Reporting Unit - Refer to Notes 1 and 5 to the consolidated financial statements
Critical Audit Matter Description
The Company's evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using a combination of an income (discounted cash flow) approach and the market approach. The determination of the fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, terminal growth rate and weighted-average cost of capital. The determination of the fair value using the market approach requires management to make significant assumptions related to the selection of comparable publicly traded companies and cash flow multiples to determine the fair value. The Company determined that the fair value of the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston Reporting Unit ("Schlitterbahn") was less than its carrying amount. As a result, the Company recorded an impairment charge of $42.5 million to reduce the carrying amount to be equivalent to the estimated fair value as of September 29, 2024. As of December 31, 2024, the goodwill balance was $3,296.5 million of which $50.7 million was allocated to the Schlitterbahn Reporting Unit.

We identified the goodwill impairment evaluation for Schlitterbahn as a critical audit matter because of the significant estimates and assumptions made by management when determining the fair value of Schlitterbahn. This required a high degree of auditor judgment and an increased extent of effort, including the need to include our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to forecasts of future revenues and EBITDA margins, and the selection of the terminal growth rate, weighted-average cost of capital, comparable publicly traded companies, and cash flow multiples.

How the Critical Audit Matter was Addressed in the Audit
Our audit procedures for the Schlitterbahn reporting unit related to the forecasts of future revenues and EBITDA margins and the selection of the terminal growth rate, weighted-average cost of capital, comparable publicly traded companies and cash flow multiples included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the determination of the fair value of Schlitterbahn, such as controls related to management's forecasts of future revenues and EBITDA margins and the selection of the terminal growth rate, weighted-average cost of capital, comparable publicly traded companies, and cash flow multiples.
•We evaluated the reasonableness of management's forecasts of future revenues and EBITDA margins by comparing the projections to historical results and certain peer companies.
•With the assistance of our fair value specialists, we evaluated the terminal growth rate and weighted-average cost of capital, including testing the underlying source information and the mathematical accuracy of the calculations, and developing ranges of independent estimates and comparing those to the terminal growth rate and weighted-average cost of capital selected by management.
•With the assistance of our fair value specialists, we evaluated the selected comparable publicly traded companies and cash flow multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its comparable publicly traded companies.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 3, 2025

We have served as the Company's auditor since 2004.

SIX FLAGS ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$83,174	$65,488
Receivables	164,861	79,513
Inventories	71,104	41,048
Prepaid insurance	19,333	4,925
Other current assets	61,398	17,866
	399,870	208,840
Property and equipment, gross	6,916,761	4,004,195
Accumulated depreciation	(2,619,806)	(2,368,862)
Property and equipment, net	4,296,955	1,635,333
Goodwill	3,296,523	264,625
Other intangibles, net	897,834	49,062
Right-of-use asset	227,284	81,173
Other assets	12,050	1,500
	$9,130,516	$2,240,533
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$210,000	$—
Accounts payable	107,056	37,595
Deferred revenue	302,326	183,689
Accrued interest	54,342	32,587
Accrued taxes	41,021	45,296
Accrued salaries, wages and benefits	51,030	37,421
Self-insurance reserves	36,630	30,784
Other accrued liabilities	124,272	35,354
	926,677	402,726
Deferred tax liabilities	542,583	63,403
Lease liabilities	230,443	71,951
NCI call option liability	290,390	—
Other liabilities	133,672	9,964
Long-term debt:
Revolving credit loans	296,953	—
Term debt	966,712	—
Notes	3,459,407	2,275,451
	4,723,072	2,275,451
Commitments and Contingencies (Note 1)
Redeemable non-controlling interests	241,816	—
Equity:
Former Cedar Fair, L.P. Partners Deficit:
Special L.P. interests	—	5,290
General partner	—	(6)
Limited partners, 51,013 units outstanding as of December 31, 2023	—	(602,947)
Six Flags Entertainment Corporation Shareholders' Equity
Common stock, 100,350 shares outstanding as of December 31, 2024	1,004	—
Additional paid-in-capital	2,207,410	—
Accumulated deficit	(164,271)	—
Accumulated other comprehensive (loss) income	(2,280)	14,701
	2,041,863	(582,962)
	$9,130,516	$2,240,533
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share and per unit amounts)

	Years Ended December 31,
	2024	2023	2022
Net revenues:
Admissions	$1,403,932	$925,734	$959,049
Food, merchandise and games	898,175	613,969	602,603
Accommodations, extra-charge products and other	406,819	258,965	255,731
	2,708,926	1,798,668	1,817,383
Costs and expenses:
Cost of food, merchandise and games revenues	232,556	159,830	164,246
Operating expenses	1,376,061	949,527	948,567
Selling, general and administrative	411,164	207,085	176,329
Depreciation and amortization	318,113	157,995	153,274
Loss on retirement of fixed assets, net	18,064	18,067	10,275
Loss on impairment of goodwill	42,462	—	—
Gain on sale of land	—	—	(155,250)
	2,398,420	1,492,504	1,297,441
Operating income	310,506	306,164	519,942
Interest expense, net	234,770	138,952	148,319
Net effect of swaps	—	—	(25,641)
Loss on early debt extinguishment	7,974	—	1,810
Other expense (income), net	33,584	(5,390)	23,797
Income before taxes	34,178	172,602	371,657
Provision for taxes	240,843	48,043	63,989
Net (loss) income	(206,665)	124,559	307,668
Net income attributable to non-controlling interests	24,499	—	—
Net (loss) income attributable to Six Flags Entertainment Corporation	$(231,164)	$124,559	$307,668

Net (loss) income	$(206,665)	$124,559	$307,668
Other comprehensive (loss) income (net of tax):
Foreign currency translation	(16,975)	(908)	6,666
Defined benefit retirement plan	(6)	—	—
Other comprehensive (loss) income (net of tax)	(16,981)	(908)	6,666
Comprehensive (loss) income	(223,646)	123,651	314,334
Comprehensive income attributable to non-controlling interests	24,499	—	—
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(248,145)	$123,651	$314,334

Weighted average shares of common stock / LP units outstanding (See Note 1)
Basic	75,256	50,938	55,825
Diluted	75,256	51,508	56,414

(Loss) income attributable to Six Flags Entertainment Corporation per share of common stock / LP unit outstanding (See Note 1)
Net (loss) income per share of common stock / LP unit - basic	$(3.22)	$2.45	$5.51
Net (loss) income per share of common stock / LP unit - diluted	$(3.22)	$2.42	$5.45
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per unit amounts)

	Shares of Common Stock Outstanding	Limited Partnership Units Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2021	—	56,854	$—	$—	$—	$(712,714)	$(7)	$5,290	$8,943	$(698,488)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	—	307,665	3	—	—	307,668
Repurchase of limited partnership units	—	(4,539)	—	—	—	(187,381)	—	—	—	(187,381)
Partnership distribution declared ($0.600 per unit)	—	—	—	—	—	(33,455)	—	—	—	(33,455)
Equity-based compensation	—	248	—	—	—	15,452	—	—	—	15,452
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	(2,064)	—	—	—	(2,064)
Foreign currency translation adjustment, net of tax $2,082	—	—	—	—	—	—	—	—	6,666	6,666
Balance as of December 31, 2022	—	52,563	$—	$—	$—	$(612,497)	$(4)	$5,290	$15,609	$(591,602)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	—	124,558	1	—	—	124,559
Repurchase of limited partnership units	—	(1,735)	—	—	—	(74,534)	(3)	—	—	(74,537)
Partnership distribution declared ($1.200 per unit)	—	—	—	—	—	(61,106)	—	—	—	(61,106)
Equity-based compensation	—	185	—	—	—	19,747	—	—	—	19,747
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	885	—	—	—	885
Foreign currency translation adjustment, net of tax $(645)	—	—	—	—	—	—	—	—	(908)	(908)
Balance as of December 31, 2023	—	51,013	$—	$—	$—	$(602,947)	$(6)	$5,290	$14,701	$(582,962)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	(153,250)	(77,913)	(1)	—	—	(231,164)
Partnership distribution declared ($0.600 per unit)	—	—	—	—	—	(30,764)	—	—	—	(30,764)
Equity-based compensation	115	237	1	43,065	—	9,730	—	—	—	52,796
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	(152)	—	—	—	(152)
Foreign currency translation adjustment, net of tax $(3,316)	—	—	—	—	—	—	—	—	(16,975)	(16,975)
Defined benefit retirement plan, net of tax $(113)	—	—	—	—	—	—	—	—	(6)	(6)
Effect of Mergers	48,922	—	489	2,550,736	—	—	—	—	—	2,551,225
LP conversion to corporation	51,313	(51,250)	514	(386,391)	—	702,046	7	(5,290)	—	310,886
Other	—	—	—	—	(11,021)	—	—	—	—	(11,021)
Balance as of December 31, 2024	100,350	—	$1,004	$2,207,410	$(164,271)	$—	$—	$—	$(2,280)	$2,041,863
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(206,665)	$124,559	$307,668
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	318,113	157,995	153,274
Loss on early debt extinguishment	7,974	—	1,810
Loss on impairment of goodwill	42,462	—	—
Non-cash foreign currency loss (gain) on USD notes	23,596	(5,963)	23,274
Non-cash equity-based compensation expense	63,608	22,611	20,589
Deferred income tax expense (benefit)	180,925	(6,757)	4,385
Net effect of swaps	—	—	(25,641)
Gain on sale of land before cash closing costs	—	—	(159,405)
Other non-cash expenses	47,606	22,828	16,917
Change in operating assets and liabilities:
(Increase) decrease in receivables	(70)	(8,446)	(9,117)
(Increase) decrease in inventories	9,595	1,281	(13,400)
(Increase) decrease in other assets	10,738	12,858	5,595
Increase (decrease) in accounts payable	(30,714)	(15,079)	(8,721)
Increase (decrease) in deferred revenue	(89,391)	18,587	(23,677)
Increase (decrease) in accrued interest	(1,690)	414	162
Increase (decrease) in accrued taxes	(22,018)	9,638	110,511
Increase (decrease) in accrued salaries, wages and benefits	(5,361)	(15,993)	(274)
Increase (decrease) in self-insurance reserves	16,421	2,985	3,291
Increase (decrease) in other liabilities	8,283	4,157	431
Net cash from operating activities	373,412	325,675	407,672
CASH FLOWS (FOR) FROM INVESTING ACTIVITIES
Capital expenditures	(320,819)	(220,422)	(183,352)
Acquisitions, net of cash acquired	(151,797)	—	—
Proceeds from sale of land	—	—	310,000
Net cash (for) from investing activities	(472,616)	(220,422)	126,648
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	315,000	—	—
Term debt borrowings	1,000,000	—	—
Term debt payments	(5,000)	—	(264,250)
Note payments	(1,056,867)	—	—
Repurchase of limited partnership units	—	(77,272)	(184,646)
Distributions paid to partners	(30,764)	(61,106)	(33,455)
Payment of debt issuance costs	(42,480)	(2,643)	—
Payments related to tax withholding for equity compensation	(7,304)	(2,865)	(5,137)
Distributions to non-controlling interests	(48,997)	—	—
Other	(5,615)	885	(2,064)
Net cash from (for) financing activities	117,973	(143,001)	(489,552)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,083)	2,047	(4,698)
Net increase (decrease) for the year	17,686	(35,701)	40,070
Balance, beginning of year	65,488	101,189	61,119
Balance, end of year	$83,174	$65,488	$101,189

SUPPLEMENTAL INFORMATION
Cash payments for interest	$247,341	$135,714	$137,694
Interest capitalized	5,382	4,296	2,825
Cash payments for income taxes, net of refunds	65,058	44,976	(47,248)
Capital expenditures in accounts payable	28,981	13,438	14,542

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared from the financial records of the Combined Company. The Six Flags Merger was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, financial results and disclosures referring to periods prior to the Closing Date include only Former Cedar Fair's results before giving effect to the Mergers, including the financial results and disclosures as of December 31, 2023 and for the years ended December 31, 2023 and December 31, 2022. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures for the year ended December 31, 2024 reflect combined operations for only July 1, 2024, through December 31, 2024, and include only Former Cedar Fair's results before giving effect to the Mergers for the first six months of 2024. References to the "Combined Company" and the "Company" are to Former Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or the "Partnership" are to Cedar Fair prior to the Mergers. The Mergers are described in more detail in Note 2.

(1) Significant Accounting Policies:
The following policies were used in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Combined Company and its subsidiaries, all of which are wholly owned or the Combined Company is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation. Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed certain obligations regarding Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG"), and Six Flags Over Texas ("SFOT"), and together with SFOG, the "Partnership Parks". The Partnership Parks are not wholly owned, but the Partnership Parks are consolidated as subsidiaries in the consolidated financial statements as it has been determined that the Combined Company has the power to direct the activities of those entities that most significantly impact the entities' economic performance, and the Combined Company has the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the consolidated balance sheet as redeemable non-controlling interests. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is reflected as net income attributable to non-controlling interests in the consolidated statements of operations and comprehensive (loss) income. The carrying amount of redeemable non-controlling interests is recorded at fair value at the date of issuance. Changes in the redemption value are recognized immediately as they occur, and the carrying value of redeemable non-controlling interests is adjusted to equal the redemption value at the end of each reporting period, if greater than the redeemable non-controlling interest carrying value. Therefore, the amount recorded at the end of the reporting period equals what it would be if the end of the reporting period was also the redemption date for the non-controlling interests. An annual review is performed to determine if the fair value of the redeemable units is less than the redemption amount. A charge to earnings is recorded if the fair value of the redeemable units is less than the redemption amount. Following the notification of the Combined Company's intent to exercise the End-of-Term Option for SFOG, the redeemable non-controlling interests related to SFOG were classified as a non-current liability within "NCI Call Option Liability" on the consolidated balance sheet. The liability was recorded at the net present value of the call option price. The difference between the net present value of the call option price and the redemption value was recorded as a deemed dividend within the consolidated statement of equity. The liability will be accreted to the final purchase price over the remaining SFOG term.

Foreign Currency
The U.S. dollar is the Combined Company's reporting currency and the functional currency for most of its operations. The financial statements of its Canadian and Mexican subsidiaries are measured using the Canadian dollar and the Mexican peso as their functional currency, respectively. Assets and liabilities are translated into U.S. dollars at the appropriate spot rates as of the balance sheet date, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive income in equity. Gains or losses from remeasuring foreign currency transactions from the transaction currency to functional currency are included in income. Foreign currency (gains) losses for the periods presented were as follows. The results for the year ended December 31, 2024 include the results of Former Six Flags operations since the Closing Date of the Mergers (see Note 2).

	Years Ended December 31,
(In thousands)	2024	2023	2022
Loss (gain) on foreign currency related to re-measurement of U.S. dollar denominated notes held in foreign entities	$23,596	$(5,963)	$23,274
Loss on other transactions (1)	7,158	438	510
Loss (gain) on foreign currency	$30,754	$(5,525)	$23,784
(1)    Loss on other transactions for the year ended December 31, 2024 included loss on re-measurement of intercompany balances held in the Combined Company's acquired Mexican subsidiary.

Segment Reporting
Each of the parks is overseen by a general manager or park president and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM). All of the parks provide similar products and services through a similar process to the same class of customer utilizing a consistent method. In addition, the parks share common economic characteristics, in that they show similar long-term growth trends in key industry metrics such as attendance, in-park per capita spending, net revenue, operating margin and operating profit. Based on these factors, the Combined Company has combined its operating segments, which consist of each of the parks' locations, and operates within one reportable segment of amusement and water parks with accompanying resort facilities.

Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each period. Actual results could differ from those estimates.

Fair Value
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, or an exit price. Inputs to valuation techniques used to measure fair value may be observable or unobservable, and valuation techniques used to measure fair value should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. Accordingly, a hierarchical disclosure framework ranks the quality and reliability of information used to determine fair values. The three broad levels of inputs defined by the fair value hierarchy are as follows:
•Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
•Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recognized or disclosed at fair value on a recurring basis include derivatives, debt and short-term investments.

Cash and Cash Equivalents
All highly liquid instruments purchased with an original maturity of three months or less are considered to be cash equivalents, including transaction settlements in process from credit card companies.

Inventories
Inventories primarily consist of purchased products for resale, such as merchandise and food. Inventories are stated at the lower of cost or net realizable value using the first-in, first-out (FIFO) or average cost methods of accounting.

Property and Equipment
Property and equipment is recorded at cost. Costs incurred to improve the performance or extend the useful life of existing assets are capitalized. Costs to maintain such assets in their original operating condition are expensed as incurred, including repair and maintenance costs for routine and recurring maintenance activities. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $317.8 million in 2024, $157.7 million in 2023, and $153.0 million in 2022. The results for the year ended December 31, 2024 include the results of Former Six Flags operations since the Closing Date of the Mergers (see Note 2).

The estimated useful lives of the assets are as follows:

Land improvements	Approximately		25 years
Buildings	15 years	-	40 years
Rides	10 years	-	20 years
Equipment	2 years	-	10 years

Impairment of Long-Lived Assets
Long-lived assets, including property and equipment, are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. An impairment loss may be recognized when estimated undiscounted future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. The measurement of the impairment loss to be recognized is based on the difference between the fair value and the carrying amounts of the assets. Fair value is generally determined using a combination of a cost and market approach. Significant factors considered in the cost approach include replacement cost, reproduction cost, depreciation, physical deterioration, functional obsolescence and economic obsolescence of the assets. The market approach estimates fair value by utilizing market data for similar assets.

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

During the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations and comprehensive (loss) income. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.

Goodwill
Goodwill is reviewed annually for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is allocated to reporting units and goodwill impairment tests are performed at the reporting unit level. The annual goodwill impairment test is as of the first day of the fourth quarter.

Management may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If management does not perform a qualitative assessment, or if management determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, management calculates the fair value of the reporting unit. The fair value of a reporting unit is established using a combination of an income (discounted cash flow) approach and market approach. The income approach uses a reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results are established using management's best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. If an impairment is identified, an impairment charge is recognized for the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Other Intangible Assets
Finite-lived intangible assets consist primarily of licenses, franchise agreements and the California's Great America trade name. These intangible assets are amortized on a straight-line basis over the life of the agreement, ranging from five to twenty years.

Indefinite-lived intangible assets consist of trade names, other than the California's Great America trade name which is finite-lived. Indefinite-lived trade names are reviewed annually for impairment, or more frequently if impairment indicators arise. Management may elect to first perform a qualitative assessment to determine whether it is more likely than not that a trade name is impaired. If management does not perform a qualitative assessment, or if management determines that it is not more likely than not that the fair value of the trade name exceeds its carrying amount, management calculates the fair value of the trade name using a relief-from-royalty model. Principal assumptions under the relief-from-royalty model include royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, terminal value growth rates, and a discount rate based on a weighted-average cost of capital that reflects current market conditions. If an impairment is identified, an impairment charge is recognized for the amount by which the trade name's carrying amount exceeds its fair value. Management assesses the indefinite-lived trade names for impairment separately from goodwill.

Self-Insurance Reserves
Self-insurance reserves are recorded for the estimated amounts of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. As of December 31, 2024 and December 31, 2023, self-insurance reserves totaled $130.7 million and $30.8 million, respectively. Of the total self-insurance reserves as of December 31, 2024, $36.6 million was recorded as current within "Self-insurance reserves" in the consolidated balance sheet, and $94.1 million was recorded as non-current within "Other liabilities" in the consolidated balance sheet. The liability as of December 31, 2024 also includes the liability of Former Six Flags operations (see Note 2). Furthermore, during the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self insurance reserves resulted in a change in estimate that increased the incurred but not reported ("IBNR") reserves related to these self-insurance reserves by $14.9 million, which was recorded within "Operating expenses" in the consolidated statements of operations and comprehensive (loss) income. The increase was driven by an observed pattern of increasing litigation and settlement costs.

Leases
The Combined Company has commitments under various operating and finance leases. Right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The discount rate used to determine the present value of the future lease payments is generally the Combined Company's incremental borrowing rate as the rate implicit in most leases is not readily determinable. As a practical expedient, a relief provided in the accounting standard to simplify compliance, the Combined Company does not recognize right-of-use assets and lease liabilities for leases with an original term of one year or less. The current portion of the lease liability is recorded within "Other accrued liabilities" in the consolidated balance sheets.

Revenue Recognition and Related Receivables and Contract Liabilities
Revenues are generated from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into the parks, including parking fees, and online transaction fees charged to customers. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, are included in "Accommodations, extra-charge products and other". Due to the Combined Company's seasonal operations, a substantial portion of its revenues are generated from Memorial Day through Labor Day. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products, as well as the first 12-month period for membership products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration. The number of uses is estimated based on historical usage adjusted for current period trends. Membership products beginning with the 13th month following purchase are recognized straight-line. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. The Combined Company does not typically provide for refunds or returns. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

In some instances, the Combined Company arranges with outside parties ("concessionaires") to provide goods to guests, typically food and merchandise, and the Combined Company acts as an agent, resulting in net revenues recorded within the consolidated statements of operations and comprehensive (loss) income. Concessionaire arrangement revenues are recognized over the operating season and are variable. Fixed sponsorship revenues and marina revenues, which are classified as "Accommodations, extra-charge products and other," are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Variable sponsorship revenues are based on achievement of specified operating metrics. Variable revenues are estimated using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

A portion of deferred revenue is typically classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are typically sold beginning in August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 16 months after purchase depending on the date of sale. The number of uses expected outside of the next twelve months for each type of product are estimated, and the related deferred revenue is classified as non-current in the consolidated balance sheets.

Except for the non-current deferred revenue described above, contracts with customers typically have an original duration of one year or less. For these short-term contracts, the practical expedient applicable to such contracts is used and the transaction price for the remaining performance obligations as of the end of each reporting period or when the revenue is expected to be recognized is not disclosed. Further, incremental costs of obtaining a contract are recognized as an expense when incurred as the amortization period of the asset would be less than one year. Lastly, consideration for the effects of significant financing components of our installment purchase plans is not adjusted because the terms of these plans do not exceed one year.

The Combined Company has entered into international agreements to assist a third party in the planning, design, development and operation of a Six Flags-branded amusement park and water park in Saudi Arabia to be named Six Flags Qiddiya City and Aquarabia Water Theme Park. These agreements consist of a brand licensing agreement, project services agreement, and management services agreement. These agreements are treated as one contract because they were negotiated with a single commercial objective. Three distinct performance obligations have been identified within the agreement with the third party partner: brand licensing, project services and management services. Each of these performance obligations is distinct, as the third party could benefit from each service on its own with other readily available resources, and each service is separately identifiable from other services in the context of the contract. Revenue is recognized under these international agreements over the relevant service period of each performance obligation based on its relative stand-alone selling price, as determined by management's best estimate. Management reviews the service period of each performance obligation on an ongoing basis and revises the service periods as necessary. Revisions to the relevant service periods of the performance obligations are recognized in the period in which the change is identified and may result in revisions to revenue recognized in future periods.

Advertising Costs
Production costs of commercials and programming are expensed in the year first aired. All other costs associated with advertising, promotion and marketing programs are expensed as incurred, or for certain costs, over each park's operating season. Certain prepaid costs incurred through year-end for the following year's advertising programs are included within "Other current assets" in the consolidated balance sheets. Advertising expense totaled $102.9 million in 2024, $58.7 million in 2023 and $45.5 million in 2022. The results for the year ended December 31, 2024 include the results of Former Six Flags operations since the Closing Date of the Mergers (see Note 2).

Equity-Based Compensation
Compensation costs for all equity-based awards are measured at fair value on the date of grant. The fair value of stock options is estimated using the Black-Scholes option pricing valuation model. Compensation cost is recognized straight-line over the service period. Forfeitures are as recognized as they occur.

Income Taxes
The Combined Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income at the time of enactment of such change in tax law. Any interest or penalties due for payment of income taxes are included in the provision for income taxes.

A valuation allowance is recorded if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The need for this allowance is based on several factors, including the ten-year carryforward period allowed for excess foreign tax credits, experience to date of foreign tax credit limitations, carryforward periods of state net operating losses, and management's long-term estimates of domestic and foreign source income.

Prior to the Mergers, Former Cedar Fair was subject to publicly traded partnership tax ("PTP tax") on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal, state and local income taxes on income from its corporate subsidiaries and foreign income taxes on its foreign subsidiary. As such, the total provision (benefit) for taxes prior to the Mergers included amounts for the PTP tax and federal, state, local and foreign income taxes. The Partnership (Cedar Fair, L.P.) ceased to exist in connection with the Mergers. Since the Closing Date, the Combined Company has been subject to U.S. federal income taxes in addition to state and local income taxes as a corporation. Under applicable accounting rules, the total provision (benefit) for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

Contingencies
The Combined Company is a party to a number of lawsuits in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed in this Annual Report on Form 10-K, are expected to have a material effect in the aggregate on the consolidated financial statements.
Putative Securities Class Action Lawsuit
During the third quarter of 2024, the Combined Company entered into a settlement agreement, subject to court approval, resolving the Putative Securities Class Action Lawsuit described below. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. Therefore, the Combined Company's consolidated balance sheet as of December 31, 2024 included a $40.0 million receivable and a corresponding $40.0 million liability recorded within "Other accrued liabilities". The court approved the settlement agreement in January 2025.

In February 2020, two putative securities class action complaints were filed against Former Six Flags and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020,

the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System (“Oklahoma Firefighters”) and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding Former Six Flags' business, operations and growth prospects, specifically with respect to the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Former Six Flags’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. On March 3, 2021, the district court granted defendants’ motion, dismissing the complaint in its entirety and with prejudice.

On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (the "Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court. On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. The appeal was fully briefed as of December 4, 2023, and oral argument was held on March 4, 2024. On April 18, 2024, the Fifth Circuit reversed the dismissal and remanded the case to the district court. On May 31, 2024, the district court entered a scheduling order setting the case for trial on December 8, 2025. On September 3, 2024, the parties entered into a settlement agreement, subject to court approval, resolving the claims. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. On September 23, 2024, the District Court granted the plaintiffs’ motion for preliminary approval of the settlement and scheduled a final fairness hearing for January 25, 2025. On January 28, 2025, the court entered its order and judgement of final approval of the settlement.

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

Earnings Per Share
For purposes of calculating the basic and diluted earnings per share of common stock and per limited partner unit, as applicable, net (loss) income attributable to Six Flags Entertainment Corporation for the year ended December 31, 2024 was adjusted for the deemed dividend recorded as a result of the Combined Company exercising its End-of-Term Option for SFOG (see Note 7). Net (loss) income attributable to Six Flags Entertainment Corporation for the years ended December 31, 2023 and December 31, 2022 have not been adjusted from the reported amounts. The share amounts used in calculating the basic and diluted earnings per share of common stock and per limited partner unit, as applicable, for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Years Ended December 31,
(In thousands, except per share amounts)	2024	2023	2022
Net (loss) income attributable to Six Flags Entertainment Corporation	$(231,164)	$124,559	$307,668
Deemed dividend upon exercise of the End-of-Term Option of SFOG	(11,019)	—	—
Net (loss) income attributable to Six Flags Entertainment Corporation for EPS	$(242,183)	$124,559	$307,668

Basic weighted average shares of common stock / LP units outstanding	75,256	50,938	55,825
Effect of dilutive stock / units:
Deferred stock / units (Note 9)	—	53	72
Performance stock units / units (Note 9)	—	56	29
Restricted stock / units (Note 9)	—	461	463
Options (Note 9)	—	—	25
Diluted weighted average shares of common stock / LP units outstanding	75,256	51,508	56,414
Net (loss) income per share of common stock / LP units - basic	$(3.22)	$2.45	$5.51
Net (loss) income per share of common stock / LP units - diluted	$(3.22)	$2.42	$5.45

There were approximately 3.3 million antidilutive shares excluded from the computation of diluted loss per share of common stock for the year ended December 31, 2024. The 3.3 million antidilutive shares included 2.0 million of outstanding restricted stock and restricted stock units, 0.8 million of outstanding performance stock units and 0.5 million of outstanding stock options. The 0.8 million of outstanding performance stock units included all performance stock units outstanding as of December 31, 2024 at target, or 100%. The maximum payout for the outstanding performance stock units is 200%. See Note 9 for additional information.

Performance units were included in the calculation of diluted earnings per limited partner unit to the extent that the performance conditions would have been met at the end of the reporting period if the end of the reporting period were the end of the performance period. The performance units included in the calculation of diluted earnings per limited partner unit as of December 31, 2023 included a portion of the 2021-2025 performance-based units awarded in 2021. The 2022-2024 and 2023-2025 performance-based units awarded in 2022 and 2023, respectively, and the transaction-based units awarded in connection with the proposed merger in 2023 were excluded from the calculation of diluted earnings per limited partner unit as the related performance conditions had not been met as of December 31, 2023. The performance units included in the calculation of diluted earnings per limited partner unit as of December 31, 2022 were limited to performance-based other units awarded in 2020 to incentivize executive performance in light of the effects of the COVID-19 pandemic, and which were payable in the first quarter of 2022. All outstanding performance units as of December 31, 2022 were excluded from the calculation of diluted earnings per limited partner unit as the performance conditions had not been met as of December 31, 2022.

Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires the disclosure of incremental segment information on an annual and interim basis, including the disclosure of significant segment expense categories. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The amendment was adopted by the Combined Company in the fourth quarter of 2024, and the related consolidated financial statement disclosures have been included within this Annual Report on Form 10-K.

New Accounting Pronouncements
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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures ("ASU 2024-03"). ASU 2024-03 requires additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendments should be applied either (1) prospectively to financial statements issued after the effective date or (2) retrospectively to all prior periods presented in the financial statements. Management is in the process of evaluating the effect this standard will have on the consolidated financial statement disclosures.

Reclassifications
As a result of the Mergers (described in Note 2), the Combined Company made certain reclassification adjustments to prior period amounts where it adopted the Former Six Flags classification as opposed to the Former Cedar Fair classification. These reclassifications had no net impact on net revenues, operating income, net (loss) income, cash flows, or total assets, liabilities and equity.
–Certain prior year supplies inventory amounts of $3.0 million as of December 31, 2023 have been reclassified from "Inventories" to "Other current assets" in the consolidated balance sheet to conform with the Combined Company presentation.
–Certain processing fees charged to customers totaling $31.0 million for the year ended December 31, 2023 and $33.1 million for the year ended December 31, 2022 have been reclassified from "Accommodations, extra-charge products and other" to "Admissions" in the consolidated statements of operations and comprehensive (loss) income. In addition, the amounts were also reclassified from out-of-park revenues to in-park revenues as defined within Management's Discussion and Analysis.
–Certain expenses, including credit card fees, other revenue processing fees and park level technology costs, totaling $89.4 million for the year ended December 31, 2023 and $84.3 million for the year ended December 31, 2022 have been reclassified from "Selling, general and administrative" to "Operating expenses" in the consolidated statements of operations and comprehensive (loss) income.
–Interest income totaling $2.8 million for the year ended December 31, 2023 and $3.6 million for the year ended December 31, 2022 have been reclassified from "Other (income) expense, net" to "Interest expense, net" in the consolidated statements of operations and comprehensive (loss) income.

(2) Mergers:
On July 1, 2024, the previously announced merger of equals transaction contemplated by the Merger Agreement, by and among the Combined Company, Cedar Fair, Former Six Flags and Copper Merger Sub, was completed. Upon the consummation of the Mergers, the separate legal existences of each of Copper Merger Sub, Cedar Fair and Former Six Flags ceased, and the Combined Company changed its name to “Six Flags Entertainment Corporation”. The Combined Company trades on the New York Stock Exchange under the ticker symbol "FUN". The Mergers were entered into to create a leading amusement park operator with an expanded and diversified property portfolio, improved guest experience utilizing the complementary operating capabilities of Cedar Fair and Former Six Flags, and the opportunity for accelerated investment in the Cedar Fair and Former Six Flags properties with the cash flows of the Combined Company. The Six Flags Merger has been accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes.

Upon completion of the Mergers, subject to certain exceptions, (i) each issued and outstanding unit of limited partnership interest in Cedar Fair, including limited partnership interests underlying depositary units representing limited partnership interests on deposit (each a “Cedar Fair Unit” and collectively, the “Cedar Fair Units”) (excluding any (a) units held in the treasury of Cedar Fair or owned by Cedar Fair Management, Inc., the former general partner of Cedar Fair (“Cedar Fair General Partner”) and (b) restricted units of Cedar Fair, which were converted into restricted shares of Combined Company Common Stock based on the Cedar Fair Exchange Ratio, as further described below), was converted into the right to receive one (1) share of common stock, par value $0.01 per share, of the Combined Company (the “Combined Company Common Stock”) (the “Cedar Fair Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company Common Stock, without interest and (ii) each issued and outstanding share of common stock, par value $0.025 per share of Former Six Flags (the “Six Flags Common Stock”) (excluding any (a) shares of Six Flags Common Stock held in treasury of Former Six Flags and (b) restricted shares of Former Six Flags, which were converted into restricted shares of the Combined Company Common Stock based on the Former Six Flags Exchange Ratio, as further described below), was converted into the right to receive 0.5800 shares of Combined Company Common Stock (the “Six Flags Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company Common Stock, without interest. Following the close of the transaction, the holders of the Cedar Fair Units immediately prior to the closing owned approximately 51.2% of the outstanding shares of the Combined Company Common Stock and the holders of the Six Flags Common Stock immediately prior to the closing owned approximately 48.8% of the outstanding shares of the Combined Company Common Stock. At the time of the Cedar Fair First Merger when each Cedar Fair Unit was converted into Combined Company Common Stock, the transaction gave rise to certain deferred tax assets which were accounted for as equity because management concluded the transaction to be amongst shareholders. The adjustment to equity was recorded within "Additional-Paid-in-Capital" and totaled $312.8 million.

The following table illustrates the computation of the preliminary estimated fair value of consideration transferred. As part of the Mergers, Cedar Fair paid $205.2 million of outstanding borrowings under Former Six Flags' revolving credit facility, inclusive of interest and fees, and paid the $128.2 million Former Six Flags Special Dividend, which is defined and further described below.

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

Merger consideration was allocated to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed in the Mergers:

(In thousands)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Allocation
Receivables	$84,853	$2,069	$86,922
Inventories	40,580	(163)	40,417
Other current assets	53,000	(3,227)	49,773
Property and equipment, net	3,356,409	(652,061)	2,704,348
Other intangibles, net	850,000	—	850,000
Right-of-use assets	167,074	—	167,074
Other assets	14,688	—	14,688
Total assets acquired	4,566,604	(653,382)	3,913,222
Current maturities of long-term debt	56,867	(284)	56,583
Accounts payable	73,445	353	73,798
Deferred revenue	206,398	3,289	209,687
Accrued interest	23,448	—	23,448
Accrued taxes	15,465	(5,752)	9,713
Accrued salaries, wages and benefits	19,216	466	19,682
Self-insurance reserves	75,670	8,064	83,734
Other accrued liabilities	63,487	(130)	63,357
Deferred tax liabilities	756,211	(133,310)	622,901
Lease liabilities	184,343	—	184,343
Other liabilities	24,497	—	24,497
Long-term debt	2,373,322	—	2,373,322
Total liabilities assumed	3,872,369	(127,304)	3,745,065
Total net assets acquired	694,235	(526,078)	168,157
Goodwill	2,553,091	526,078	3,079,169
Fair Value of Net Assets Acquired	$3,247,326	$—	$3,247,326
As of December 31, 2024, the Combined Company recorded a cumulative net measurement period adjustment that increased goodwill by $526.1 million. The measurement period adjustments were recorded to better reflect facts and circumstances that existed as of the Closing Date of the Mergers. The property and equipment adjustment, along with related adjustment to deferred tax liabilities, was due to subsequent valuation adjustments.

The purchase price allocation is subject to any further subsequent valuation adjustments within the measurement period. Management has not finalized the fair values of assets acquired and liabilities assumed. The estimated fair values of certain assets and liabilities including, but not limited to, property and equipment, the Six Flags trade name, self-insurance reserves, contingencies and deferred taxes require judgment and assumptions that increase the likelihood that adjustments may be made to these estimates during the measurement period, and those adjustments could be material.

Goodwill is primarily attributable to expected synergies from combining the operations of Former Cedar Fair and Former Six Flags, as well as intangible assets that do not qualify for separate recognition. The majority of Goodwill is not deductible for tax purposes. Goodwill has been allocated based on the business enterprise values of each of the Former Six Flags properties.

The fair values of assets acquired includes accounts receivable of $86.9 million that are not purchased financial assets with credit deterioration. The Combined Company did not recognize an allowance with a corresponding credit loss expense for the acquired receivables during the period ended December 31, 2024. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

Former Six Flags contributed net revenues of $882.0 million and net income of $30.6 million to the Combined Company from the Closing Date, July 1, 2024, through December 31, 2024.

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

	Pro Forma (Unaudited)
	Twelve Months Ended
(In thousands)	December 31, 2024	December 31, 2023
Net revenues	$3,284,971	$3,232,378
Net loss	$(344,416)	$(76,579)

During the year ended December 31, 2024, $71.2 million of merger transaction related costs were incurred. During the year ended December 31, 2023, $21.1 million of merger transaction related costs were incurred. These amounts primarily included third-party legal and consulting costs related to the transaction and were recorded within "Selling, general and administrative" in the consolidated statement of operations and comprehensive (loss) income.

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

(3) Revenue Recognition:
As disclosed within the consolidated statements of operations and comprehensive (loss) income, revenues are generated from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into the parks, including parking fees, and online transaction fees charged to customers. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, are included in "Accommodations, extra-charge products and other".

Many products, including season-long products, are sold to customers in advance, resulting in a contract liability ("deferred revenue"). Deferred revenue is typically at its highest immediately prior to the peak summer season, and at its lowest at the end of the operating season. Season-long products, including memberships, represent most of the deferred revenue balance in any given period.

Of the $183.7 million of current deferred revenue recorded as of January 1, 2024, all of the deferred revenue was recognized by December 31, 2024, except for an immaterial amount of deferred revenue for prepaid products such as gift cards and prepaid games cards. As of December 31, 2024 and December 31, 2023, $5.9 million and $7.9 million of non-current deferred revenue was recorded, respectively, which primarily represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027, or through the sale-leaseback period for the land under California's Great America.

Payment is due immediately on the transaction date for most products. The receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, including memberships, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. The Combined Company is not exposed to a significant concentration of customer credit risk. As of December 31, 2024 and December 31, 2023, a $9.3 million and $6.3 million allowance for doubtful accounts was recorded, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
As of December 31, 2024 and December 31, 2023, property and equipment was classified as follows:

(In thousands)	December 31, 2024	December 31, 2023

Land	$802,984	$288,761
Land improvements	845,950	523,336
Buildings	1,477,595	991,424
Rides and equipment	3,574,808	2,125,726
Construction in progress	215,424	74,948
Property and equipment, gross	6,916,761	4,004,195
Accumulated depreciation	(2,619,806)	(2,368,862)
Property and equipment, net	$4,296,955	$1,635,333

Property and equipment, net as of December 31, 2024 included $2.7 billion of Former Six Flags assets acquired on July 1, 2024 (see Note 2).

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. During the third quarter of 2024, management tested the Schlitterbahn Waterpark & Resort New Braunfels and the Schlitterbahn Waterpark Galveston ("Schlitterbahn") long-lived assets for impairment due to a decline in estimated future cash flows as a result of changes in planned capital allocations across the Combined Company portfolio following the Mergers. The analysis resulted in no impairment. Except for those losses on disposals or retirements of fixed assets recorded in the ordinary course of business, management concluded no other indicators of long-lived asset impairment existed during 2024. Management's conclusions were based on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

On June 27, 2022, Cedar Fair sold the land at California's Great America for a cash purchase price of $310 million, subject to customary prorations, which resulted in a $155.3 million gain recorded, net of transaction costs, within "Gain on sale of land" in the consolidated statement of operations and comprehensive (loss) income during the third quarter of 2022. Concurrently with the sale, Cedar Fair entered into a lease contract that allows the Combined Company to operate the park during a six-year term; see Note 11. As a result, the estimated useful lives of the remaining property and equipment at California's Great America were updated to an approximate 5.5-year period, or through December 31, 2027. This will result in an approximate $8 million increase in annual depreciation expense over the 5.5-year period.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. During the third quarter of 2024, management tested the Schlitterbahn trade name and Schlitterbahn reporting unit's fair value due to a decline in estimated future cash flows as a result of changes in planned capital allocations across the Combined Company portfolio following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value. Therefore, a $42.5 million impairment of the goodwill at the Schlitterbahn reporting unit was recorded during the third quarter of 2024. The impairment charge was equal to the amount by which the carrying amount exceeded the fair value and was recorded in "Loss on impairment of goodwill" within the consolidated statements of operations and comprehensive (loss) income. The trade name was deemed not to be impaired. Management concluded no other indicators of impairment existed during 2024 based on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions. Management performed its annual impairment test as of the first days of the fourth quarter in 2024 and 2023, respectively, and concluded there was no impairment of the carrying value of goodwill or other indefinite-lived intangible assets in either period.

The goodwill acquired in the Mergers has been allocated to the following reporting units: Six Flags Fiesta Texas, Six Flags Great Adventure (including Six Flags Hurricane Harbor New Jersey and Wild Safari Adventure), Six Flags Great America (including Six Flags Hurricane Harbor Chicago), Six Flags Magic Mountain (including Six Flags Hurricane Harbor Los Angeles), Six Flags Mexico (including Six Flags Hurricane Harbor Oaxtepec), Six Flags New England, Six Flags Over Georgia (including Six Flags White Water), and Six Flags Over Texas (including Six Flags Hurricane Harbor Arlington). These reporting units' fair value exceeded their carrying values by less than 10% upon allocation. If future operating results do not meet expectations, the goodwill assigned to these reporting units may become impaired.

Management makes significant estimates calculating the fair value of reporting units and trade names. Actual results could materially differ from these estimates.

Changes in the carrying value of goodwill for the years ended December 31, 2024 and December 31, 2023 were:

(In thousands)	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2022	$437,003	$(173,797)	$263,206
Foreign currency translation	1,419	—	1,419
Balance as of December 31, 2023	438,422	(173,797)	264,625
Mergers (Note 2)	3,079,169	—	3,079,169
Impairment	—	(42,462)	(42,462)
Foreign currency translation	(4,809)	—	(4,809)
Balance as of December 31, 2024	$3,512,782	$(216,259)	$3,296,523

As of December 31, 2024 and December 31, 2023, other intangible assets consisted of the following:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2024
Other intangible assets:
Trade names (1) (2)	5.5 years	$897,864	$(317)	$897,547
License / franchise agreements	15.9 years	1,147	(860)	287
Total other intangible assets		$899,011	$(1,177)	$897,834

December 31, 2023
Other intangible assets:
Trade names (2)	5.5 years	$48,934	$(190)	$48,744
License / franchise agreements	15.1 years	1,249	(931)	318
Total other intangible assets		$50,183	$(1,121)	$49,062

(1)    Trade names as of December 31, 2024 included $850 million for the Six Flags trade name acquired on July 1, 2024 (see
Note 2). The Six Flags trade name is an indefinite-lived intangible asset.

(2)    Trade name amortization represents amortization of the California's Great America trade name. The gross carrying amount of the California's Great America trade name totals $0.7 million. Other trade names are indefinite-lived.

Amortization expense of finite-lived other intangible assets for 2024, 2023 and 2022 was immaterial and is expected to be immaterial going forward.

(6) Long-Term Debt:
Long-term debt as of December 31, 2024 and December 31, 2023 consisted of the following:

(In thousands)	December 31, 2024	December 31, 2023
Revolving credit facility averaging 7.4% in 2024	$315,000	$—
Term loan averaging 7.1% in 2024	995,000	—
Former Cedar Fair notes
2025 senior secured notes at 5.500%	—	1,000,000
2027 senior unsecured notes at 5.375%	500,000	500,000
2028 senior unsecured notes at 6.500%	300,000	300,000
2029 senior unsecured notes at 5.250%	500,000	500,000
Former Six Flags notes (See Note 2)
2025 senior secured notes at 7.000%	200,000	—
2027 senior unsecured notes at 5.500%	500,000	—
2031 senior unsecured notes at 7.250%	800,000	—
2032 senior secured notes at 6.625%	850,000	—
	4,960,000	2,300,000
Less current portion	(210,000)	—
	4,750,000	2,300,000
Less debt issuance costs and original issue discount	(49,562)	(24,549)
Plus acquisition fair value layers	22,634	—
	$4,723,072	$2,275,451
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

The senior secured term loan facility under the 2024 Credit Agreement, as amended, requires amortization payments of $10.0 million per year, payable in equal quarterly installments; matures on May 1, 2031; and bears interest at Term SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum.

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

There was $315 million of outstanding borrowings under the revolving credit facility as of December 31, 2024. The 2024 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit totaling $40.6 million, the Combined Company had $494.4 million of availability under its revolving credit facility as of December 31, 2024.

The total senior secured revolving credit facility capacity under the 2017 Credit Agreement was $300 million with a Canadian sub-limit of $15 million. The senior secured revolving credit facility bore interest at SOFR plus 350 bps with a SOFR adjustment of 10 bps per annum and a floor of zero, required the payment of a 62.5 bps commitment fee per annum on the unused portion of the revolving credit facility, in each case without any step-downs, and was collateralized by substantially all of the assets of the Partnership. Under the 2017 Credit Agreement, the senior secured revolving credit facility would have matured on February 10, 2028, provided that the maturity date would have been (x) January 30, 2025 if at least $200 million of the 2025 senior notes remained outstanding as of that date, or (y) January 14, 2027 if at least $200 million of the 2027 senior notes remained outstanding as of that date. During 2022, Former Cedar Fair fully repaid the term loan facility under the 2017 Credit Agreement. As a result, we recognized a $1.8 million loss on early debt extinguishment during the third quarter of 2022, inclusive of the write-off of debt issuance costs and original issue discount.

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

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, even if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total Indebtedness to Consolidated Cash Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Combined Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio was less than 5.25x as of December 31, 2024.

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

(7) Non-Controlling Interests:
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed certain obligations regarding the Partnership Parks. Obligations related to the Partnership Parks continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include:

(i) Minimum annual distributions of approximately $91.1 million in 2025 (subject to cost of living adjustments) to the limited partners of the partnership entities (the "Georgia Partnership" with respect to SFOG and the "Texas Partnership" with respect to SFOT) that own the Partnership Parks. Based on the Combined Company's ownership of units as of December 31, 2024, the Combined Company's share of the distribution will be approximately $40.7 million. When combined with the minimum annual distributions incurred by Former Six Flags prior to the Mergers, the total minimum annual distributions for 2024 totaled $88.5 million.

(ii) Minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.00% of the Partnership Parks’ revenues. The capital expenditures at the Partnership Parks is expected to be in excess of the minimum required expenditures for 2025 and was in excess of the minimum required expenditures for 2024.

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

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the specified price of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, Former Six Flags adjusted the annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the minimum price floor, the implied valuation of the Partnership Parks using the Specified Price, if determined as of December 31, 2024, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of December 31, 2024, the Combined Company owned approximately 31.8% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively.

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

In January 2027 with respect to the Georgia Partnership and in January 2028 with respect to the Texas Partnership, the Combined Company will have the option (each an "End-of-Term Option") to require the redemption of all the limited partnership units that the Combined Company does not then own in the Partnerships. On December 17, 2024, the Combined Company provided notice to the Georgia Partnership of its exercise of the End-of-Term Option relating to Six Flags Over Georgia and Six Flags White Water Atlanta. In addition to the outstanding limited partnership interests, the Combined Company will acquire certain related entity general partnership and managing member interests.

To exercise the End-of-Term Option for the Texas Partnership, the Combined Company must give the Texas Partnership notice of its exercise no later than December 31, 2025. If the End-of-Term Option is not exercised, the parties may decide to renew and extend the arrangements relating to the Texas Partnership. Alternatively, if the End-of-Term Option is not exercised, the Texas Partnership entities may be sold and the proceeds applied to redeem the outstanding interests in the Texas Partnership. If the End-of-Term Option is exercised, the price offered, and required to be accepted by the holders' of the limited units that the Combined Company does not then own, is based on the agreed upon value of the Texas Partnership included in the original agreements, multiplied by the change in the Consumer Price Index ("CPI") between the beginning and end of the agreement. The decision to exercise, or not exercise, the End-of-Term Option for SFOT will ultimately be made based on numerous factors, including prevailing macro-economic and industry conditions and the cost and availability of financing to fund the purchase.

The agreements for the Georgia Partnership and Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships when the agreements were executed was $250.0 million and $374.8 million for SFOG and SFOT, respectively. As of December 31, 2024, the agreed-upon value, as adjusted for CPI, would be $504.5 million and $742.6 million for SFOG and SFOT, respectively. The agreed-upon values, if determined as of December 31, 2024, multiplied by the 68.2% and 45.9% of units held by the limited partner for SFOG and SFOT respectively, represent $347.2 million and $344.7 million that would be required to be paid to the limited partner of SFOG and SFOT, respectively at the End-of-Option Term. The actual agreed upon value of the End-of-Term Option will be further adjusted by CPI until the end of each respective agreement.

Cash flows from operations at the Partnership Parks are used to satisfy the above requirements before any funds are required from the Combined Company. After the payment of the minimum distribution, the Combined Company is entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash is distributed first to any management fee in arrears and then towards the repayment of any interest and principal on intercompany loans. Any additional cash, to the extent available, is distributed 95% to the Combined Company in the case of SFOG and 92.5% to the Combined Company in the case of SFOT. The Partnership Parks lost approximately $8.8 million of cash in 2024, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Former Six Flags and the Combined Company primarily due to increased capital spending at both SFOT and SFOG.

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

As of December 31, 2024, redeemable non-controlling interests, representing the non-affiliated parties' equity interest, of the Texas Partnership was $241.8 million. Changes in the carrying value of redeemable non-controlling interests for the Texas Partnership for the year ended December 31, 2024 were:

(In thousands)	SFOT

Balance as of December 31, 2023	$—
Mergers (Note 2)	254,057
Distributions earned by non-controlling interests	12,241
Distributions paid to non-controlling interests	(24,482)
Balance as of December 31, 2024	$241,816

The redemption value of the non-controlling partnership units of the Texas Partnership as of December 31, 2024 was approximately $241.8 million.

Following the notification of the Combined Company's intent to exercise the End-of-Term Option of the Georgia Partnership, the redeemable non-controlling interests related to the Georgia Partnership were classified as a non-current liability within "NCI Call Option Liability" on the consolidated balance sheet. The liability was recorded at the net present value of the call option price. The difference between the net present value of the call option price and the redemption value was recorded as a deemed dividend to retained earnings within the consolidated statement of equity. The liability will be accreted to the final purchase price over the remaining Georgia Partnership term.

The Combined Company will continue to have the obligation to purchase, at the Specified Price, any units of SFOG that unitholders elect to put as part of the annual offering during the 2025 and 2026 offering windows. If all put options of the Georgia Partnership were exercised, the redemption value would be $279.4 million as of December 31, 2024.

Changes in the carrying value of the Georgia Partnership for the year ended December 31, 2024 were:

(In thousands)	SFOG

Balance as of December 31, 2023	$—
Mergers (Note 2)	291,628
Distributions earned by non-controlling interests	12,258
Distributions paid to non-controlling interests	(24,515)
Put option redemption value	279,371
Call option premium over put option redemption value	67,797
Total future liability	347,168
Net present value discount	56,778
Balance as of December 31, 2024	$290,390

(8) Income and Partnership Taxes:
Since the completion of the Mergers, the Combined Company has been taxed as a corporation. Prior to the completion of the Mergers, Former Cedar Fair was taxed as a publicly traded partnership ("PTP"), with a tax levied on partnership gross income (net revenues less cost of food, merchandise, and games revenues). The PTP was historically not subject to US federal or state income tax as permanent income tax exemptions are available for qualifying PTPs. In addition, income taxes are recognized for the amount of income taxes payable by Former Cedar Fair and its corporate subsidiaries for the current year and for the impact of deferred tax assets and liabilities that represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes. As such, the "Provision for taxes" includes amounts for both the PTP tax and for federal, state, local and foreign income taxes. The Combined Company will pay PTP tax for the first six months of 2024, when Former Cedar Fair operated as a PTP.

The following table summarizes the domestic and foreign components of the Combined Company's income taxes for the years ended December 31, 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022
Domestic	$25,541	$114,878	$327,897
Foreign	8,637	57,724	43,760
Total income before taxes	$34,178	$172,602	$371,657

The provision for income taxes was comprised of the following for the years ended December 31, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Current federal	$32,126	$35,656	$37,349
Current state and local	12,755	3,754	2,799
Current foreign	15,037	15,390	19,456
Total current	59,918	54,800	59,604
Deferred federal, state and local	184,354	(8,710)	6,113
Deferred foreign	(3,429)	1,953	(1,728)
Total deferred	180,925	(6,757)	4,385
Total provision for income taxes	$240,843	$48,043	$63,989

The provision for income taxes for the corporate subsidiaries differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before taxes. The sources and tax effects of the differences were as follows:

(In thousands)	2024	2023	2022
Income tax provision based on the U.S. federal statutory tax rate	$7,177	$36,246	$78,048
Partnership loss (income) not subject to corporate income tax	15,781	(14,624)	(38,556)
Effect of non-controlling interest income distribution	(5,145)	—	—
Effect of state and local taxes, net of federal tax benefit	6,365	4,157	8,153
Change in valuation allowance	2,938	9,703	9
Non-deductible employee compensation	1,999	—	—
Uncertain tax positions	(1,096)	—	—
Tax credits (including foreign tax credits)	(7,525)	(16,782)	(20,943)
Change in U.S. tax law	441	332	(107)
Foreign currency translation loss (gains)	8,087	(1,821)	7,129
US Federal effects on international inclusions	8,083	11,405	11,337
Foreign rate differential	1,703	3,436	3,484
Change in tax status (1)	194,785	—	—
PTP tax	5,344	14,255	14,437
Nondeductible expenses and other	1,906	1,736	998
Total provision for income taxes	$240,843	$48,043	$63,989

(1) Change in tax status includes non-cash tax effects of (a) the conversion of Former Cedar Fair to a corporation as part of the Mergers, and (b) an internal restructuring that converted a lower-tier partnership into a corporation for tax purposes on December 31, 2024.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of deferred tax assets and liabilities as of December 31, 2024 and December 31, 2023 were as follows:

(In thousands)	2024	2023
Deferred tax assets:
Compensation	$20,630	$15,615
Accrued expenses	49,759	4,704
Foreign tax credits	40,003	17,991
Tax attribute carryforwards	153,069	13,570
Foreign currency translation	6,841	3,776
Deferred revenue	56,572	1,557
Lease liabilities	57,188	16,856
Deferred tax assets	384,062	74,069
Valuation allowance	(128,192)	(32,143)
Net deferred tax assets	255,870	41,926
Deferred tax liabilities:
Property and equipment	(526,711)	(69,143)
Intangibles	(222,959)	(20,495)
Right-of-use assets	(48,783)	(15,691)
Deferred tax liabilities	(798,453)	(105,329)
Net deferred tax liabilities	$(542,583)	$(63,403)

As of December 31, 2024, the Combined Company had state net operating loss carryforwards of $72.8 million, which begin to expire in 2025 while others are indefinite lived. In addition, as of December 31, 2024, the Combined Company had foreign tax credit carryforwards of $40.0 million, which expire in years 2025 through 2034. As of December 31, 2024, the Combined Company had foreign net operating losses of $7.0 million which expire in years 2034 through 2043. As of December 31, 2024, the Combined Company had interest expense limitation carryforwards of $73.0 million which do not expire.

The Combined Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The need for this allowance is based on several factors including the carryforward periods for net operating losses and tax credits, prior experience of tax credit limitations, and management's long-term estimates of domestic and foreign source income.

As of December 31, 2024, the Combined Company recorded a $128.2 million valuation allowance consisting of $37.4 million related to foreign tax credits ("FTCs"), $65.4 million of state net operating loss carryforwards and other state deferred tax assets, $25.4 million related to Canadian capital loss carryforwards and other Canadian deferred tax assets. The following table presents the changes to the valuation allowance for the periods presented.

(In thousands)	2024	2023	2022
Beginning valuation allowance	$(32,143)	$(24,228)	$(24,374)
Change for valuation allowances acquired in the Mergers	(91,928)	—	—
Change in foreign tax credit carryforward allowance	(4,116)	(6,524)	(3,075)
Change in state valuation	(4,037)	(1,202)	3,065
Change in Canadian capital loss carryforward allowance	4,032	(189)	156
Ending valuation allowance	$(128,192)	$(32,143)	$(24,228)

The Combined Company evaluates its tax positions using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2024, the Combined Company recorded unrecognized tax benefits of $25.6 million, all of which would impact the effective tax rate if recognized and were included within "Other liabilities" in the consolidated balance sheet. Due to uncertainties regarding the timing of examination and the amount of any settlements, the Combined Company does not anticipate a reduction in the unrecognized tax benefits within the next twelve months.. The following table presents the changes to unrecognized tax benefits for the periods presented.

(In thousands)	2024	2023	2022
Beginning unrecognized tax benefits	$—	$—	$—
Increases related to positions acquired in the Mergers	26,853	—	—
Decreases due to expiration of statute of limitations	(1,296)	—	—
Ending unrecognized tax benefits	$25,557	$—	$—

The Combined Company classifies interest and penalties attributable to income taxes as part of income tax expense. During the years ended December 31, 2024 and December 31, 2023, the expense recognized for interest and penalties was not material.

The Inflation Reduction Act was signed into law on August 16, 2022 and created a new 15% corporate alternative minimum tax ("CAMT") based on adjusted financial statement income. The effective date of the provision was January 1, 2023. The Combined Company will not be subject to the CAMT as its reported earnings for each of the past three years did not exceed $1 billion.

The Canadian government has enacted Pillar Two legislation (Global Minimum Tax Act), that includes the Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax. The Canadian legislation is effective for fiscal years beginning January 1, 2024, and thereafter. The Combined Company has performed an assessment of the potential exposure to Pillar Two income taxes. This assessment is based on the most recent information available regarding the financial performance of the constituent entities. Based on the assessment performed, the Pillar Two effective tax rates in all jurisdictions in which the Combined Company operates is above the 15% minimum tax rate. The Combined Company continues to evaluate the legislation and does not expect an exposure to Pillar Two taxes for 2024.

The Combined Company is subject to taxation in the U.S., Canada, Mexico and various state and local jurisdictions. Its tax returns are subject to examination by state and federal tax authorities. With few exceptions, the Combined Company is no longer subject to examination by the major taxing authorities for tax years before 2020.

The Combined Company has designated the undistributed earnings of its foreign operations as indefinitely reinvested and, as a result, the Company does not provide for deferred income taxes on unremitted earnings of these subsidiaries. As of December 31, 2024, the determination of the amount of such unrecognized deferred tax liability is not practicable.

(9) Partners' and Shareholders' Equity and Equity-Based Compensation:
Special L.P. Interests
In accordance with the Former Cedar Fair Partnership Agreement, certain partners were allocated $5.3 million of 1987 and 1988 taxable income (without any related cash distributions) for which they received Special L.P. Interests. The Special L.P. Interests did not participate in cash distributions and had no voting rights. The holders of Special L.P. Interests received in the aggregate $5.3 million upon liquidation of the Partnership as a result of the Mergers.

Equity-Based Incentive Plan
The 2024 Omnibus Incentive Plan was adopted by CopperSteel HoldCo, Inc. and approved by CopperSteel HoldCo, Inc.'s shareholders prior to the Mergers, and was effective as of the Closing Date. The 2024 Omnibus Incentive Plan allows the Combined Company to award up to 8.0 million shares of Combined Company Common Stock as an element of compensation to any employee, officer, non-employee director, or consultant at the discretion of the People, Culture & Compensation Committee (the "Compensation Committee") of the Board of Directors. The types of awards available under the 2024 Omnibus Incentive Plan include stock options, stock appreciation rights, restricted stock awards, restricted stock units (including performance units), other awards and dividend equivalent rights. Outstanding awards under the Cedar Fair 2016 Omnibus Incentive Plan and the Former Six Flags Long Term Incentive Plan as converted in the Merger continue to be in effect and are governed by the terms of those plans, but no new awards may be issued under either legacy plan.

Equity-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income within "Selling, general and administrative expense" for the applicable periods was as follows. The results for the year ended December 31, 2024 include the results of Former Six Flags operations since the Closing Date of the Mergers (see Note 2).

	Years Ended December 31,
(In thousands)	2024 (1)	2023	2022
Awards Payable in Cash or Equity
Deferred stock / units	$1,080	$473	$(206)
Awards Payable in Equity
Performance stock / units	1,811	12,963	12,787
Restricted stock / units	58,517	9,548	7,613
Total equity-based compensation expense	$61,408	$22,984	$20,194
(1)    Includes $23.0 million of expense related to Former Six Flags awards of which $15.1 million was expensed immediately upon the Closing Date of the Mergers.

Treatment of Equity Awards as a Result of the Mergers
At the time the Cedar Fair First Merger became effective (the “Cedar Fair First Merger Effective Time”), each outstanding Cedar Fair equity award (other than each Cedar Fair deferred unit) was converted into a corresponding award relating to shares of Combined Company Common Stock, with the number of shares of Combined Company Common Stock subject to such converted award based on the Cedar Fair Exchange Ratio. The converted Cedar Fair equity awards remain outstanding and subject to the same terms and conditions applied under the Cedar Fair 2016 Omnibus Incentive Plan and the applicable award agreements immediately prior to the Cedar Fair First Merger Effective Time, including vesting protections for qualifying terminations that occur within a period of 24 months following the closing of the Mergers. Cedar Fair Performance Units were converted based on the higher of target performance and actual performance or, in the case of awards (or portion thereof) related to any performance period that would have begun after the Closing Effective Time, were converted based on target performance, and are not subject to future performance-based vesting conditions (but remain subject to service-based vesting conditions). Any outstanding Cedar Fair Deferred Units were settled at the First Cedar Fair Merger Effective Time in either cash or shares of Combined Company Common Stock in accordance with such terms.

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

Deferred Stock / Units

(In thousands, except per share / unit amounts)	Number of Shares / Units	Weighted Average Grant Date Fair Value Per Share / Unit
Outstanding deferred stock / units at December 31, 2023	61	$47.52
Granted (1)	3	$52.82
Settled (2)	(64)	$47.81
Outstanding deferred stock / units at December 31, 2024	—	$—
(1)    Includes 1 forfeitable distribution-equivalent units.
(2)    All Cedar Fair Deferred Units were settled as a result of the Mergers.

Deferred unit awards vested over a one-year period and the settlement of the units was deferred until the individual's service to the Partnership ended. Settlement occurred upon the Closing Date of the Mergers. The deferred units accumulated distribution-equivalents upon vesting and were paid when the restriction ended. The effect of outstanding deferred unit awards has been included in the diluted earnings per share calculation for the year ended December 31, 2024, as a portion of the awards were expected to be settled in limited partnership units during the year. As of December 31, 2024, there were no deferred unit or stock awards outstanding.

Performance Stock Units / Performance Units

(In thousands, except per share / unit amounts)	Number of Shares / Units	Weighted Average Grant Date Fair Value Per Share / Unit
Unvested performance stock units / performance units at December 31, 2023	934	$50.00
Granted (1)	539	$44.82
Forfeited	(31)	$47.39
Vested	(130)	$47.28
Converted (2)	(1,124)	$48.22
Unvested performance stock units at December 31, 2024	188	$48.12

(1)    Includes 11 forfeitable distribution-equivalent units.
(2)    All Cedar Fair Performance Units outstanding as of the Closing Date of the Mergers were converted to Combined Company restricted stock units.

The unvested performance stock units outstanding as of December 31, 2024 includes awards approved by the Compensation Committee under the 2024 Omnibus Incentive Plan upon the Closing Date of the Mergers for certain executives and on August 20, 2024 for certain other executives. Based on actual results, each executive will be eligible to receive between 0% and 200% of the target award. The award will be eligible to vest based on the attainment of specified Adjusted EBITDA performance goals by the Combined Company during the applicable performance period, which ends December 31, 2026, and subject to each executives' continued employment with the Combined Company through the determination date following the performance period. The awards are not eligible for dividends or dividend equivalent rights and will be paid in the first quarter following the performance period in Combined Company Common Stock. The effect of outstanding performance stock unit and performance unit awards has been included in the diluted earnings per share calculation for the year ended December 31, 2024 to the extent that the performance conditions would have been met at the end of the reporting period if the end of the reporting period were the end of the performance period.

As of December 31, 2024, unamortized compensation expense related to unvested performance stock unit awards was $7.2 million, which is expected to be amortized over a weighted average period of 2.0 years. The fair value of the performance stock units is based on the share price the day before the date of grant. Management assesses the probability of the performance targets being met and may reverse prior period expense or recognize additional expense accordingly.

Restricted Stock / Restricted Stock Units

(In thousands, except per share / unit amounts)	Number of Shares / Units	Weighted Average Grant Date Fair Value Per Share / Unit
Unvested restricted stock / restricted stock units at December 31, 2023	425	$47.41
Granted	487	$40.46
Forfeited	(18)	$46.40
Vested (1)	(617)	$48.79
Converted (2)	1,124	$48.22
Acquired	606	$52.11
Unvested restricted stock / restricted stock units at December 31, 2024	2,007	$47.18
(1)    The quantity vested includes 346 shares of Former Six Flags restricted stock and restricted stock units converted to Combined Company restricted stock and restricted stock units, of which the majority of this vested amount vested upon the Closing Date of the Mergers per employment agreements with certain executives.
(2)    All Cedar Fair Performance Units outstanding as of the Closing Date of the Mergers were converted to Combined Company restricted stock units.

Of the restricted stock and restricted stock unit awards outstanding as of December 31, 2024, 0.4 million shares of restricted stock represented restricted unit awards granted prior to the Mergers that vest evenly over an approximate three-year period and 0.1 million shares of restricted stock represented restricted unit awards granted prior to the Mergers that vest following an approximate three-year cliff vesting period. 0.1 million shares of restricted stock units represented transaction-based awards ("Merger completion awards") to certain executive officers awarded prior to the Closing Date of the Mergers in connection with the entry into the definitive merger agreement with Former Six Flags. In general, the Merger completion awards vested 50% 12 months after December 4, 2023, and the remainder will vest 18 months after December 4, 2023. 1.1 million restricted stock units represented Cedar Fair Performance Units converted to time-based restricted stock units upon closing of the Mergers. These restricted stock units will be paid out 0.6 million in the first quarter of 2025, 0.2 million in the first quarter of 2026 and 0.3 million in the first quarter of 2027. 0.3 million shares of restricted stock and restricted stock units represented Former Six Flags restricted awards converted to Combined Company restricted stock and restricted stock units, including converted performance-based awards, of which 0.2 million restricted stock units will vest during the first quarter of 2025 and 0.1 million of restricted stock units will vest evenly over an approximate two-year period ending in the first quarter of 2026. Restrictions on restricted stock and restricted stock unit awards lapse upon vesting. As of December 31, 2024, the amount of forfeitable distribution equivalents accrued on outstanding shares of restricted stock and restricted stock units totaled $1.7 million; $1.4 million of which was classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet and $0.3 million of which was classified as non-current and recorded within "Other Liabilities". The effect of outstanding restricted stock and restricted stock unit awards has been included in the diluted earnings per share calculation for the year ended December 31, 2024.

As of December 31, 2024, unamortized compensation expense, determined as the market value of the restricted stock or restricted stock units on the day before the date of grant, or in the case of Former Six Flags restricted stock and restricted stock units the market value on the Closing Date of the Mergers, related to unvested restricted unit awards was $27.2 million, which is expected to be amortized over a weighted average period of 1.4 years.

Stock Options

(In thousands, except per stock / unit amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	—	$—
Granted	—	$—
Exercised	—	$—
Acquired	603	$96.84
Forfeited	(55)	$78.77
Options outstanding at December 31, 2024	548	$98.67
Options exercisable, end of year	548	$98.67	2.6 years	$—

Former Six Flags stock options were converted to Combined Company stock options as a result of the Mergers. The Combined Company stock options were measured at fair value using the Black-Scholes Option Model. The expected term was estimated using expected at-the-money life in conjunction with other data in a lattice model to estimate the sub-optimal exercise factor, which was used to estimate the life of the options. The expected term ranged from zero to five years. The expected volatility was calculated over a look-back period consistent with the estimated expected term. The expected volatility ranged from 27% to 54%. The expected dividend was estimated at 0%. The risk-free rate was estimated using the US Treasury Securities yield as of the measurement date consistent with the estimated expected term. The risk-free rate ranged from 4.5% to 5.5%. All the acquired stock options are fully vested and have terms expiring from July 2024 to January 2030.

Unit Repurchase Plan
On August 3, 2022, Former Cedar Fair announced that the Board of Directors of its general partner approved a unit repurchase program authorizing the Partnership to repurchase units for an aggregate amount of not more than $250 million. There were 1.4 million limited partnership units repurchased under the August 2022 repurchase program during the year ended December 31, 2023 at an average price of $44.00 per limited partner unit for an aggregate amount of $62.5 million. There were 4.5 million limited partnership units repurchased under the August 2022 repurchase program during the year ended December 31, 2022 at an average price of $41.28 per limited partner unit for an aggregate amount of $187.4 million. There was no remaining availability under the August 2022 repurchase program following April 2023.

On May 4, 2023, Former Cedar Fair announced that the Board of Directors of its general partner authorized the Partnership to repurchase additional units for an aggregate amount of not more than $250 million. There were 0.3 million units repurchased under the May 2023 repurchase program during the year ended December 31, 2023 at an average price of $38.27 per limited partner unit for an aggregate amount of $12.0 million. Accordingly, there was a total of 1.7 million units repurchased under the August 2022 and May 2023 repurchase programs during the year ended December 31, 2023 at an average price of $42.97 per limited partner unit for an aggregate amount of $74.5 million. There were no units repurchased during the year ended December 31, 2024 under either program.

Subject to applicable rules and regulations, Former Cedar Fair could have repurchased units from time-to-time in the open market or by negotiated transactions. The amount and timing of such repurchases were based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other business considerations. No limit was placed on the duration of either repurchase program. Former Cedar Fair was not obligated to repurchase any minimum dollar amount or specific number of units, and could modify, suspend, or discontinue the program at any time.

There are no repurchase programs outstanding related to the Combined Company as of the date of this report.

(10) Pension Benefits and Retirement Plans:
Pension Benefits
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed the obligations of the Former Six Flags pension plan. Former Six Flags froze its pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The Former Six Flags pension plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of 10 years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive 5-year period during the employee's last 10 years of employment and years of service. The Former Six Flags pension plan assets are invested primarily in fixed income securities. The Former Six Flags pension plan does not have significant liabilities other than benefit obligations. Under the Combined Company's funding policy, contributions to the Former Six Flags pension plan are determined using the project unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974 ("ERISA").

Obligations and Funded Status

The following table sets forth the changes in the benefit plan obligation and fair value of plan assets of the Former Six Flags pension plan, and the weighted average assumptions used to determine the benefit obligation for the six months ended December 31, 2024, or since the Closing Date of the Mergers (see Note 2):

For the six months ended
(In thousands, except percentage)	December 31, 2024
Change in fair value of plan assets:
Beginning balance	$164,388
Actual return on assets	2,579
Benefits paid	(5,273)
Administrative fees	(521)
Ending balance	$161,173
Change in benefit obligation:
Beginning balance	$155,068
Interest cost	3,919
Actuarial gain	(2,159)
Benefits paid	(5,273)
Ending balance	$151,555
Weighted average benefit obligation assumptions:
Discount rate	5.40%
Rate of compensation increase	N/A

Employer contributions and benefits paid in the above table only include those amounts contributed directly to, or paid directly from, plan assets. As of December 31, 2024, the fair value of the Former Six Flags pension plan assets exceeded its projected benefit obligation by $9.6 million resulting in a net plan asset position. The net plan asset is presented within "Other assets" in the consolidated balance sheet.

Net periodic benefit cost and other comprehensive income (loss)
The following table sets forth the components of net periodic expense (benefit) cost and other comprehensive income (loss), and the weighted average assumptions used to determine net periodic benefit cost for the six months ended December 31, 2024:

For the six months ended
(In thousands, except percentages and years)	December 31, 2024
Net periodic expense (benefit) cost:
Service cost	$—
Interest cost	3,919
Expected return on plan assets	(4,560)
Administrative fees	450
Total	$(191)
Other comprehensive income (loss)
Current year actuarial gain	$(107)
Total	$(107)
Weighted average net periodic expense (benefit) cost assumptions:
Discount rate (1)	5.25%
Rate of compensation increase	N/A
Expected return on plan assets (2)	5.75%
Corridor	10.00%
Average future life expectancy (in years)	22.89

(1)    The discount rate assumption was developed based on high-quality corporate bond yields as of the measurement date. High quality corporate bond yield indices on over 500 AA high grade bonds are considered when selecting the discount rate.

(2)    The expected return on plan assets assumption was developed based on consideration of historical market returns, current market conditions, and the Former Six Flags pension plan's past experience. Estimates of future market returns by asset category are reflective of actual long-term historical returns. Overall, it was projected that the Former Six Flags pension plan could achieve 5.750% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the Former Six Flags pension plan's policy of monitoring manager performance.

As of December 31, 2024, cumulative actuarial losses of $0.1 million (net of tax benefit of $0.1 million) were recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet. It is not anticipated any net actuarial loss will be amortized from accumulated other comprehensive income (loss) into net periodic expense (benefit) cost in 2025.

Description of Investment Committee and Strategy
The Investment Committee consists of Combined Company internal resources and external advisors, and is responsible for managing the investment of the Former Six Flags pension plan assets and ensuring that the Former Six Flags pension plan's investment program is in compliance with all provisions of ERISA, other relevant legislation, related Former Six Flags pension plan documents and the Statement of Investment Policy. The Investment Committee has retained several mutual funds, commingled funds and/or investment managers to manage the Former Six Flags pension plan assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of the applicable prospectus or other investment manager agreements with the Former Six Flags pension plan.

The primary financial objective of the Former Six Flags pension plan is to secure participant retirement benefits. To achieve this, the key objective in the Former Six Flags pension plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status. Other related and supporting financial objectives are also considered in conjunction with a comprehensive review of current and projected Former Six Flags pension plan financial requirements. The assets of the fund are invested to achieve the greatest reward for the Former Six Flags pension plan consistent with a prudent level of risk. The asset return objective is to achieve, as a minimum over time, the passively managed return earned by market index funds, weighted in the proportions outlined by the asset class exposures in the Former Six Flags pension plan’s long-term target asset allocation. The Former Six Flags pension plan’s portfolio may be allocated across several hedge fund styles and strategies.

Plan Assets
The Former Six Flags pension plan's assets are allocated as follows: 94% fixed income securities; 6% international equity securities; and a nominal amount to alternative investments. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Equity securities primarily include investments in large-cap companies located abroad. Alternative investments are comprised of hedge funds. The following table presents the categories of plan assets and the related levels of inputs in the fair value hierarchy used to determine fair value, as defined in Note 1, as of December 31, 2024.

	Fair Value Measurements as of December 31, 2024
(In thousands) Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
International equity (1)	$10,317	$10,317	$—	$—
Fixed income:
Long duration fixed income (2)	150,852	150,852	—	—
Alternatives:
Other investments (3)	4	—	4	—
Total fair value of plan assets	$161,173	$161,169	$4	$—

(1)    This category consists of mutual funds invested primarily in equity securities (common stock, securities that are convertible into common stock, preferred stock, warrants and rights to subscribe to common stock) of non-U.S. issuers purchased in foreign markets. The mutual funds are actively traded on U.S. or foreign registered exchanges, or over-the-counter markets.

(2)    This category consists of U.S. Treasury Separate Trading of Registered Interest and Principal of Securities ("U.S. Treasury STRIPS") and mutual funds which are actively traded on registered exchanges. The mutual funds are invested primarily in high quality government and corporate fixed income securities, as well as synthetic instruments or derivatives having economic characteristics similar to fixed income securities.

(3)    This category consists of common/collective trust investments that are measured at fair value using the net asset value per share practical expedient and has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. The Combined Company has participant redemptions restricted to the last business day of the quarter, with either a 65 day or 90 day period redemption notice.

Expected Cash Flows
The Combined Company does not plan to make any contributions to plan trusts in 2025. The following table summarizes expected future benefit payments:

(In thousands)
Expected benefit payments:
2025	$11,333
2026	11,499
2027	11,677
2028	11,722
2029	11,740
2030 through 2033	57,131
Total	$115,102
Retirement Plans
The Combined Company has contributory retirement plans for most of its full-time employees. These plans permit employees to contribute specified percentages of their salary, matched up to a limit. Employer contributions, net of forfeitures, approximated $9.4 million, $6.9 million and $5.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Former Cedar Fair had noncontributory retirement plans for most of its full-time employees prior to 2023. Contributions were discretionary and amounts accrued were approximately $4.8 million for 2022.

In addition, as of December 31, 2024, approximately 1,075 employees are covered by union-sponsored, multi-employer pension plans for which approximately $3.9 million, $2.1 million and $2.1 million were contributed for the years ended December 31, 2024, 2023 and 2022, respectively. A union representing approximately 15 employees decertified in 2023. The related withdrawal liability totaled $0.7 million.

A $1.1 million net defined benefit liability was accrued as of December 31, 2024 for federally mandated post-employment benefits in Mexico, including legal termination/retirement indemnity and seniority premiums. This liability is accrued at fair value utilizing an actuarial calculation.

(11) Leases:
The Combined Company's most significant lease commitments are for amusement and water parks and land. Leased amusement and water parks include Frontier City, Six Flags Hurricane Harbor Oklahoma City, Six Flags Darien Lake, Six Flags Hurricane Harbor Concord, Six Flags Hurricane Harbor Phoenix, Six Flags Hurricane Harbor Splashtown and Six Flags Hurricane Harbor Rockford, all of which were acquired as part of the Mergers. These amusement and water park leases are for various lengths expiring between 2029 and 2037. Every five years, annual base rent increases by the lesser of three times CPI or 9% for all parks except for Six Flags Hurricane Harbor Concord which increases by the lesser of three times CPI or 8% and Six Flags Hurricane Harbor Rockford which is leased from a separate lessor. These amusement and water park leases include options to renew, which were not included in the calculation of the related right-of-use assets or lease liabilities.

Leased land includes the land under California's Great America, Schlitterbahn Waterpark Galveston, La Ronde, Six Flags Hurricane Harbor Oaxtepec and Six Flags Mexico. The land at California's Great America was sold on June 27, 2022. Concurrently with the sale of the land, Cedar Fair entered into a lease contract that allows the Combined Company to operate the park during a six-year term with an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice. Upon termination of the lease, the existing park operations will close and the rides and attractions will be removed from the land. The annual base rent under the lease liability initially was $12.2 million and will increase by 2.5% per year. Upon commencement of the lease, Cedar Fair recognized a right-of-use asset and lease liability equal to the annual base rent for the initial six-year term and estimated lease payments totaling $12.8 million to dismantle and remove rides and attractions upon termination of the lease. The Combined Company subleases a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The lease payments were prepaid, and the corresponding income is being recognized over the lease term, or through 2027. The annual lease income recognized is immaterial. The Schlitterbahn Waterpark Galveston land lease has renewal options at the Combined Company's discretion through 2049, which were included in the calculation of the related right-of-use asset or lease liability. The La Ronde, Six Flags Hurricane Harbor Oaxtepec and Six Flags Mexico leases were acquired as part of the Mergers, and primarily include land, but these leases also include limited buildings and equipment. The La Ronde, Six Flags Hurricane Harbor Oaxtepec and Six Flags Mexico leases expire in 2065, 2036 and 2034, respectively.

Other significant lease commitments include corporate office space in Charlotte, North Carolina and Arlington, Texas. The corporate office space is generally leased through 2029 in Charlotte and 2035 in Arlington. The Combined Company has also entered into various operating leases for office equipment, vehicles, storage and revenue-generating assets. The discount rate used to determine the present value of the future lease payments is generally the Combined Company's incremental borrowing rate. All acquired leases were valued using the Combined Company's incremental borrowing rate as of the Closing Date. As part of the valuation of assets acquired and liabilities assumed in the Mergers, the leases at Six Flags Hurricane Harbor Splashtown and Six Flags Hurricane Harbor Oklahoma City were determined to have unfavorable lease terms based upon a market rent analysis. This resulted in a reduction of the right-of-use assets and lease liabilities recorded for Six Flags Hurricane Harbor Splashtown and Six Flags Hurricane Harbor Oklahoma City of $19.2 million and $6.2 million, respectively, within the preliminary purchase price allocation.

Total lease cost and related supplemental information for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
(In thousands, except for lease terms and discount rates)	2024	2023	2022
Operating lease expense	$30,161	$19,422	$9,857
Variable lease expense	4,321	382	972
Short-term lease expense	13,354	9,580	8,769
Sublease income	(1,496)	(1,436)	(715)
Finance lease expense
Amortization of ROU assets	650	—	—
Interest on lease liabilities	85	—	—
Total lease cost	$47,075	$27,948	$18,883

Operating leases
Weighted-average remaining lease term	13.2 years	5.8 years	6.7 years
Weighted-average discount rate	6.3%	3.9%	3.7%
Operating cash flows for operating leases	$31,237	$16,046	$9,034
Leased assets obtained in exchange for new operating lease liabilities (non-cash activity)	$170,159	$4,306	$85,789

Finance leases
Weighted-average remaining lease term	2.5 years	—	—
Weighted-average discount rate	6.1%	—	—
Operating cash flows for finance leases	$85	—	—
Financing cash flows for finance leases	$623	—	—
Leased assets obtained in exchange for new finance lease liabilities (non-cash activity)	$3,152	—	—

Future undiscounted cash flows under operating and finance leases and a reconciliation to the operating and finance lease liabilities recognized as of December 31, 2024 are included below:

(In thousands)	December 31, 2024
	Operating Leases	Finance Leases
Undiscounted cash flows
2025	$38,582	$1,257
2026	38,540	960
2027	38,084	336
2028	45,913	110
2029	22,685	35
Thereafter	207,006	—
Total	$390,810	$2,698

Present value of cash flows
Current lease liability	$25,817	$1,143
Lease Liability	229,072	1,371
Total	$254,889	$2,514

Difference between undiscounted cash flows and discounted cash flows	$135,921	$184

The following table includes supplemental balance sheet information related to operating and finance leases for the periods presented.

(In thousands)	Balance Sheet Location	December 31, 2024	December 31, 2023
Operating leases
Right-of-use asset	Right-of-use asset	$227,284	$81,173

Current lease liability	Other accrued liabilities	$25,817	$13,294
Non-current lease liability	Lease liability	$229,072	$71,951

Finance leases
Right-of-use asset	Property and equipment, net	$2,481	$—

Current lease liability	Other accrued liabilities	$1,143	$—
Non-current lease liability	Lease liability	$1,371	$—

(12) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of December 31, 2024 and December 31, 2023 on a recurring basis, as well as the fair values of other financial instruments, including their locations within the consolidated balance sheets:

(In thousands)			December 31, 2024		December 31, 2023
	Balance Sheet Location	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$290	$290	$319	$319
Net pension plan asset	Other assets	See Note 10
Other financial assets (liabilities):
Term debt	Long-term debt (1)	Level 2	$(995,000)	$(999,353)	—	—
2025 notes at 5.500%	Long-term debt (1)	Level 2	—	—	$(1,000,000)	$(996,250)
2027 notes at 5.375%	Long-term debt (1)	Level 1	$(500,000)	$(493,700)	$(500,000)	$(490,000)
2028 notes at 6.500%	Long-term debt (1)	Level 1	$(300,000)	$(301,161)	$(300,000)	$(298,125)
2029 notes at 5.250%	Long-term debt (1)	Level 1	$(500,000)	$(480,755)	$(500,000)	$(472,500)
2025 notes at 7.000%	Long-term debt (1)	Level 2	$(200,000)	$(199,624)	—	—
2027 notes at 5.500%	Long-term debt (1)	Level 2	$(500,000)	$(496,845)	—	—
2031 notes at 7.250%	Long-term debt (1)	Level 2	$(800,000)	$(817,288)	—	—
2032 notes at 6.625%	Long-term debt (1)	Level 2	$(850,000)	$(861,433)	—	—

(1)Carrying values of long-term debt balances are before reductions for (1) current maturities of long-term debt of $210.0 million as of December 31, 2024; (2) debt issuance costs and original issue discount of $49.6 million and $24.5 million as of December 31, 2024 and December 31, 2023, respectively; and (3) acquisition fair value layers of $22.6 million as of December 31, 2024.

During the third quarter of 2024, management tested the Schlitterbahn reporting unit's fair value due to a decline in estimated future cash flows as a result of shifting investment priorities at those locations following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value. Therefore, a $42.5 million impairment of the goodwill at the Schlitterbahn reporting unit was recorded during the third quarter of 2024. The impairment charge was equal to the amount by which the carrying amount exceeded the fair value and was recorded in "Loss on impairment of goodwill" within the consolidated statements of operations and comprehensive (loss) income.

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

The carrying value of cash and cash equivalents, accounts receivable, revolving credit loans, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 or December 31, 2023. The net plan asset for the Former Six Flags pension plan is measured at fair value annually.

(13) Segments:
The Combined Company generates revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Combined Company's principal costs and expenses, which include salaries and wages, operating supplies, maintenance, insurance, advertising and lease payments, are relatively fixed for a typical operating season and do not vary significantly with attendance.

Each of the parks is overseen by a general manager or park president and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker ("CODM"). All of the parks provide similar products and services through a similar process to the same class of customer utilizing a consistent method. In addition, the parks share common economic characteristics, in that they show similar long-term growth trends in key industry metrics such as attendance, in-park per capita spending, net revenue, operating margin and operating profit. Based on these factors, the Combined Company has combined its operating segments, which consist of each of the parks' locations, and operates within a single reportable segment of amusement and water parks with accompanying resort facilities.

Adjusted EBITDA is the measure of segment profit or loss used by the CODM to assess park-level operating profitability and to determine resource allocation, including the allocation of capital expenditures. His analysis includes comparisons to prior period results and annual budgeted and forecasted results. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Combined Company's 2024 Credit Agreement, as amended, less net income attributable to non-controlling interests. The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to income before taxes, for the periods presented. The CODM does not review segment assets at a different asset level or category than those disclosed within the consolidated balance sheets.

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net revenues	$2,708,926	$1,798,668	$1,817,383
Significant expense categories
Cost of food, merchandise and games revenues	231,894	159,830	164,246
Other revenue driven costs (1)	76,998	52,897	51,592
Labor (2)	878,222	645,476	654,123
Other segment expenses (3)	646,521	412,793	395,469
Adjusted EBITDA	875,291	527,672	551,953
Add: Net income attributable to non-controlling interests	24,499	—	—
Subtract:
Depreciation and amortization	318,113	157,995	153,274
Loss on retirement of fixed assets, net	18,064	18,067	10,275
Loss on impairment of goodwill	42,462	—	—
Gain on sale of land	—	—	(155,250)
Interest expense, net	234,770	138,952	148,319
Net effect of swaps	—	—	(25,641)
Loss on early debt extinguishment	7,974	—	1,810
Non-cash foreign currency (gain) loss	30,557	(5,594)	23,856
Non-cash equity compensation expense	63,809	22,611	20,589
Costs related to the Mergers (4)	118,336	22,287	—
Self-insurance adjustment (5)	14,865	—	—
Other (6)	16,662	752	3,064
Income before taxes	$34,178	$172,602	$371,657

(1)    Consists of credit card fees, royalties and other revenue processing costs driven by sales volume.

(2)    Consists of wages, benefits and employer taxes on an Adjusted EBITDA basis.

(3)    Consists of all other expenses on an Adjusted EBITDA basis, including the cost of operating and maintenance supplies, advertising, utilities, insurance and lease payments, as well as net income attributable to non-controlling interests.

(4)    Consists of third-party legal and consulting transaction costs, as well as integration costs related to the Mergers. Integration costs include third-party consulting costs, contract termination costs, retention bonuses, severance related to the Mergers, integration team salaries and benefits, maintenance costs to update Former Six Flags parks to Cedar Fair standards, onboarding of new advertising firms, and travel costs. See Note 2 for additional information related to the Mergers. These costs are added back to net (loss) income to calculate Adjusted EBITDA as defined in the Combined Company's credit agreement.

(5)    During the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self-insurance reserves resulted in a change in estimate that increased the IBNR reserves related to these self-insurance reserves by $14.9 million. The increase was driven by an observed pattern of increasing litigation and settlement costs. See Note 1 for additional information.

(6)    Consists of certain costs as defined in the Combined Company's credit agreement. These costs are added back to net (loss) income to calculate Adjusted EBITDA and include enacted cost savings initiatives related to overhead and administrative costs incurred by Former Six Flags, specifically for insurance premiums, legal costs and information technology costs; repairs for unusual weather events; certain legal and consulting expenses; Mexican VAT taxes on intercompany activity; severance and related benefits; payments related to the Partnership Parks; cost of goods sold recorded to align inventory standards following the Mergers; and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

All of the Combined Company's parks are located in the United States with the exception of two parks in Mexico and two parks in Canada. The Combined Company also recognizes revenue and expense related to the development of Six Flags-branded parks outside of North America. These management fees are disclosed as "Domestic" within the below tables. Prior to the Mergers, Former Cedar Fair did not disclose geographic segment related information as it had only one foreign park, and management believed disclosure of a single park's results provided sensitive information to its competitors. As a result, the below information only includes current year results.

As of December 31, 2024, long-lived assets (which consists of property and equipment, goodwill, intangible assets and right-of-use assets) by domestic and foreign properties was as follows:

(In thousands)	December 31, 2024
Domestic	$7,827,604
Foreign	890,992
Total	$8,718,596

For the year ended December 31, 2024, net revenues and income before taxes by domestic and foreign properties were as follows:

For the year ended
(In thousands)	December 31, 2024
Net revenues
Domestic	$2,450,354
Foreign	258,572
Total	$2,708,926

Income before taxes
Domestic	$25,541
Foreign	8,637
Total	$34,178

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Combined Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2024, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Combined Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Combined Company's disclosure controls and procedures were effective as of December 31, 2024.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Combined Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Combined Company's internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. On July 1, 2024, the Combined Company completed the Six Flags Merger. Management excluded Former Six Flags from its assessment of the effectiveness of the Combined Company's internal control over financial reporting as of December 31, 2024. This exclusion is in accordance with SEC guidance that an assessment of a recently acquired business's internal control over financial reporting may be omitted from management's report on internal control over financial reporting in the year of acquisition. Former Six Flags represented, in aggregate, approximately 75% of the Combined Company's consolidated assets as of December 31, 2024 and approximately 33% of the Combined Company's consolidated net revenues for the year ended December 31, 2024. As a result of its assessment, management concluded that, as of December 31, 2024, the Combined Company's internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the Combined Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Mergers resulted in changes to the Combined Company's internal control over financial reporting beginning in July 2024. The Combined Company is currently in the process of integrating, evaluating, and where necessary, implementing changes in controls and procedures as it relates to the Former Six Flags. Except for the impact of the Mergers, there were no changes in the Combined Company's internal control over financial reporting that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Combined Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2024, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in the Combined Company's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2024 under the captions "Board of Directors", "Board Committees", and, if required, "Delinquent Section 16(a) Reports".

B. Identification of Executive Officers:

Information regarding executive officers of the Combined Company is included in this Annual Report on Form 10-K under the caption "Supplemental Item. Information about Executive Officers" in Item 1 of Part I and is incorporated herein by reference.

C. Corporate Governance:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Combined Company has adopted a Code of Conduct and Ethics (the "Code"), which applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code is available free of charge on the Investor Relations website (investors.sixflags.com). The information required by Item 408(b) of Regulation S-K is incorporated by reference to the material in the Combined Company's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2024 under the caption "Securities Trading Policy".

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the material in the Combined Company's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2024 under the captions "Executive Compensation", "Director Compensation", "Compensation Committee Interlocks and Insider Participation", and "People, Culture & Compensation Committee Report".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is incorporated by reference to the material in the Combined Company's definitive proxy statement pursuant to Regulation 14A or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2024 under the caption "Security Ownership of Certain Beneficial Owners and Management".

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning shares of common stock authorized or available for issuance under equity compensation plans (see Note 9) as of December 31, 2024:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by shareholders	4,059,527	$98.67	6,495,991
Equity compensation plans not approved by shareholders	—	—	—
Total	4,059,527	$98.67	6,495,991

(1)The shares in column (a) include performance stock unit awards at the maximum number of shares issuable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the material in the Combined Company's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2024 under the captions "Certain Relationships and Related Transactions", "Board Independence", and "Board Committees".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the material in the Combined Company's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2024 under the caption "Independent Registered Public Accounting Firm Services and Fees".

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this report:

		Page
(i)	Report of Independent Registered Public Accounting Firm	36
(ii)	Consolidated Balance Sheets - December 31, 2024 and 2023	39
(iii)	Consolidated Statements of Operations and Comprehensive (Loss) Income - Years ended December 31, 2024, 2023, and 2022	40
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023, and 2022	42
(v)	Consolidated Statements of Equity - Years ended December 31, 2024, 2023, and 2022	41
(vi)	Notes to Consolidated Financial Statements - December 31, 2024, 2023, and 2022	44

A. 2. Financial Statement Schedules

All schedules are omitted as the information is not required or is otherwise furnished.

A. 3. Exhibits

The exhibits listed below are incorporated herein by reference to prior SEC filings by the Registrant or are included as exhibits in this Form 10-K.

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of November 2, 2023, by and among Cedar Fair, L.P., Six Flags Entertainment Corporation, CopperSteel HoldCo, Inc. and CopperSteel Merger Sub, LLC. Incorporated herein by reference to Exhibit 2.1 to the Registrant's Form 8-K (File No. 001-09444) filed November 2, 2023.

3.1
Amended and Restated Certificate of Incorporation of Six Flags Entertainment Corporation. Incorporated herein by reference to Exhibit 3.1 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

3.2
Amended and Restated Bylaws of Six Flags Entertainment Corporation. Incorporated herein by reference to Exhibit 3.2 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

4.1 (i)
Indenture, dated as of April 13, 2017, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon Corporation, as trustee (including Form of 5.375% Senior Note due 2027). Incorporated herein by reference to Exhibit 4.1 to Cedar Fair's Form 8-K (File No. 001-09444) filed on April 13, 2017.

4.1 (ii)
Registration Rights Agreement, dated April 13, 2017, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to the Cedar Fair’s Form 8-K (File No. 001-09444) filed on April 13, 2017.

4.1 (iii)
First Supplemental Indenture, dated as of July 29, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of April 13, 2017, relating to the 2027 Notes. Incorporated herein by reference to Exhibit 4.1 (iii) to Cedar Fair's Form 10-K (File No. 001-09444) filed on February 16, 2024.

Exhibit Number	Description

4.1 (iv)
Second Supplemental Indenture, dated as of November 9, 2023, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of April 13, 2017, relating to the 2027 Notes (furnished herewith). Incorporated herein by reference to Exhibit 4.1 to Cedar Fair's Form 8-K (File No. 001-09444) filed on November 13, 2023.

4.1 (v)
Third Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of April 13, 2017, relating to the Cedar Fair 2027 Notes. Incorporated herein by reference to Exhibit 4.6 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

4.2 (i)
Indenture, dated as of June 27, 2019, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form of 5.250% Senior Note due 2029). Incorporated herein by reference to Exhibit 4.1 to Cedar Fair's Form 8-K (File No. 001-09444) filed on June 27, 2019.

4.2 (ii)
Registration Rights Agreement, dated June 27, 2019, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to Cedar Fair's Form 8-K (File No. 001-09444) filed on June 27, 2019.

4.2 (iii)
First Supplemental Indenture, dated as of July 29, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of June 27, 2019, relating to the 2029 Notes. Incorporated herein by reference to Exhibit 4.2 (iii) to Cedar Fair's Form 10-K (File No. 001-09444) filed on February 16, 2024.

4.2 (iv)
Second Supplemental Indenture, dated as of November 9, 2023, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of June 27, 2019, relating to the 2029 Notes (furnished herewith). Incorporated herein by reference to Exhibit 4.1 to Cedar Fair's Form 8-K (File No. 001-09444) filed on November 13, 2023.

4.2 (v)
Third Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of June 27, 2019, relating to the Cedar Fair 2029 Notes. Incorporated by reference to Exhibit 4.7 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

4.3 (i)
Indenture, dated as of October 7, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee (including Form of 6.500% Senior Note due 2028). Incorporated herein by reference to Exhibit 4.1 to Cedar Fair's Form 8-K (File No. 001-09444) filed on October 7, 2020.

4.3 (ii)
Registration Rights Agreement, dated October 7, 2020, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation and Millennium Operations LLC, as issuers, the guarantors named therein and J.P. Morgan Securities LLC, on behalf of itself and as representative of the initial purchasers named therein. Incorporated herein by reference to Exhibit 4.3 to Cedar Fair's Form 8-K (File No. 001-09444) filed on October 7, 2020.

4.3 (iii)
First Supplemental Indenture, dated as of November 9, 2023, by and among Cedar Fair, L.P., Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of October 7, 2020, relating to the 2028 Notes (furnished herewith). Incorporated herein by reference to Exhibit 4.1 to Cedar Fair's Form 8-K (File No. 001-09444) filed on November 13, 2023.

4.3 (iv)
Second Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Canada’s Wonderland Company, Magnum Management Corporation, Millennium Operations LLC, as issuers, the guarantors named therein and The Bank of New York Mellon, as trustee, to the Indenture, dated as of October 7, 2020, relating to the Cedar Fair 2028 Notes. Incorporated by reference to Exhibit 4.8 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

4.4 (i)
Indenture, dated as of April 13, 2017, by and among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank National Association as trustee (including Form of 5.500% Senior Notes due 2027). Incorporated herein by reference to Exhibit A to Exhibit 4.3 to Former Six Flags's Form 8-K (File No. 001-13703) filed on April 13, 2017.

4.4 (ii)
Fourth Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, to the Indenture, dated as of April 13, 2017. Incorporated herein by reference to Exhibit 4.2 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

4.5 (i)
Indenture, dated as of April 22, 2020, by and among Six Flags Theme Parks Inc., the Guarantors party thereto and U.S. Bank National Association as trustee and as collateral agent (including Form of 7.000% Senior Secured Notes due 2025). Incorporated herein by reference to Exhibit 4.1 to Former Six Flags's Form 8-K (File No. 001-13703) filed on April 23, 2020.

Exhibit Number	Description

4.5 (ii)
First Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., the guarantors party thereto and U.S. Bank National Association, as trustee and collateral agent, to the Indenture, dated as of April 22, 2020. Incorporated herein by reference to Exhibit 4.3 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

4.6 (i)
Indenture, dated as of May 3, 2023, among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee (including Form of 7.250% Senior Note due 2031). Incorporated herein by reference to Exhibit 4.1 to Former Six Flags's Form 8-K (File No. 001-13703) filed on May 4, 2023.

4.6 (ii)
First Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee, to the Indenture, dated as of May 3, 2023. Incorporated herein by reference to Exhibit 4.4 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

4.7 (i)
Indenture, dated as of May 2, 2024, among Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (including Form of 6.625% Senior Secured Note due 2032). Incorporated herein by reference to Former Six Flags's Form 8-K (File No. 0001-13703) filed on May 2, 2024.

4.7 (ii)
First Supplemental Indenture, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent, to the Indenture, dated as of May 2, 2024. Incorporated herein by reference to Exhibit 4.5 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

4.8	Description of Registrant's Securities.
10.1 (i)
Credit Agreement, dated as of May 1, 2024, by and among Cedar Fair, L.P., Canada’s Wonderland Company and Millennium Operations LLC, as borrowers, the other subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.1 to Cedar Fair's Form 8-K (File No. 001-09444) filed on May 2, 2024.

10.1 (ii)
First Amendment and Incremental Assumption Agreement, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Millennium Operations LLC, Canada’s Wonderland Company and Six Flags Theme Parks Inc., as borrowers, the other subsidiary borrowers party thereto, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.6 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

10.1 (iii)
New Holdco Joinder Agreement, dated as of July 1, 2024, between Six Flags Entertainment Corporation and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.3 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

10.1 (iv)
Additional Subsidiary Borrower Agreement, dated as of July 1, 2024, by and among Six Flags Entertainment Corporation, Six Flags Theme Parks Inc. and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.4 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

10.1 (v)
Subsidiary Guarantor Joinder Agreement, dated as of July 1, 2024, by and among the guarantors party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.5 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024.

10.2 (i)	Cedar Fair L.P., 2016 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Cedar Fair's Form 8-K (File No. 001-09444) filed on June 14, 2016. (+)
10.2 (ii)
Six Flags Entertainment Corporation 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.2 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024. (+)

10.2 (iii)
Six Flags Entertainment Corporation Long-Term Incentive Plan. Incorporated herein by reference to Appendix A to Former Six Flags's Definitive Proxy Statement (File No. 001-13703) filed on March 21, 2017. (+)

10.3	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 to the Combined Company's Form 8-K (File No. 001-42157) initially filed on July 1, 2024. (+)
10.4 (i)
Employment agreement, dated July 1, 2024, by and among Six Flags Entertainment Corporation and Selim A. Bassoul. Incorporated herein by reference to Exhibit 10.7 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (ii)
Employment agreement, dated July 1, 2024, by and among Six Flags Entertainment Corporation and Gary Mick. Incorporated herein by reference to Exhibit 10.8 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (iii)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Richard A. Zimmerman. Incorporated herein by reference to Exhibit 10.9 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (iv)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Brian Witherow. Incorporated herein by reference to Exhibit 10.10 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

Exhibit Number	Description

10.4 (v)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Tim Fisher. Incorporated herein by reference to Exhibit 10.11 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (vi)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Brian Nurse. Incorporated herein by reference to Exhibit 10.12 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (vii)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Monica Sauls. Incorporated herein by reference to Exhibit 10.13 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (viii)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Christian Dieckmann. Incorporated herein by reference to Exhibit 10.14 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (ix)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and David Hoffman. Incorporated herein by reference to Exhibit 10.15 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (x)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Ty Tastepe. Incorporated herein by reference to Exhibit 10.16 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (xi)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Robert White. Incorporated herein by reference to Exhibit 10.17 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.5 (i)	Overall Agreement, dated February 15, 1997 by and among Six Flags Fund, Ltd. (L.P.), the Salkin Family Trust, SFG, Inc., SFG-I, LLC, SFG-II, LLC, Six Flags Over Georgia, Ltd., SFOGII, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, LLC, Six Flags Over Georgia, Inc., Six Flags Theme Parks, Inc. and Six Flags Entertainment Corporation. Incorporated herein by reference to Former Six Flags's Form 10-K filed on March 23, 1998. (P)
10.5 (ii)	Subordinated Indemnity Agreement, dated February 9, 1998 among Registrant, the subsidiaries of Registrant named therein, Time Warner, Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein. Incorporated herein by reference from Exhibit 2(b) to Former Six Flags's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998. (P)
10.5 (iii)
Amendment No. 1 Subordinated Indemnity Agreement, dated November 5, 1999, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein. Incorporated herein by reference from Exhibit 10 (bb) to Former Six Flags's Form 10-K (File No. 001-13703) filed on March 12, 2004.

10.5 (iv)
Amendment No. 2 Subordinated Indemnity Agreement, dated June 12, 2004, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein. Incorporated herein by reference from Exhibit 10 (cc) to Former Six Flags’s Form 10-K (File No. 001-13703) filed on March 12, 2004.

10.5 (v)
Amendment No. 3 to Subordinated Indemnity Agreement, dated as of April 13, 2004, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc. Incorporated herein by reference to Exhibit 10.4 to Former Six Flags's Form 10-Q (File No. 001-13703) filed on August 14, 2009.

10.5 (vi)
Amendment No. 4 to Subordinated Indemnity Agreement, dated as of December 8, 2006, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc. Incorporated herein by reference to Exhibit 10.5 to Former Six Flags's Form 10-Q (File No. 001-13703) filed on August 14, 2009.

10.5 (vii)
Amendment No. 5 to Subordinated Indemnity Agreement, dated as of April 2, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc. Incorporated herein by reference to Exhibit 10.6 to Former Six Flags’s Form 10-Q (File No. 001-13703) filed on August 14, 2009.

10.5 (viii)
Amendment No. 6 to Subordinated Indemnity Agreement, dated as of May 15, 2009, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc. Incorporated herein by reference to Exhibit 10.7 to Former Six Flags’s Form 10-Q (File No. 001-13703) filed on August 14, 2009.

10.5 (ix)
Amendment No. 7 to Subordinated Indemnity Agreement, dated as of April 30, 2010, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags Entertainment Corporation, the other subsidiaries of Six Flags Entertainment Corporation and GP Holdings Inc. Incorporated herein by reference from Exhibit 10.7 to Former Six Flags’s Form 10-Q (File No. 001-13703) filed on May 17, 2010.

Exhibit Number	Description

10.6
Cedar Fair, L.P. Executive and Management Severance Plan dated November 10, 2022. Incorporated herein by reference to Exhibit 10.31 to Cedar Fair's Form 10-K (File No. 001-09444) filed on February 17, 2023. (+)

10.7
Cedar Fair, L.P. Executive Officer Acknowledgment and Agreement to Clawback Policy As Adopted October 23, 2023. Incorporated herein by reference to Exhibit 10.25 to Cedar Fair's Form 10-K (File No. 001-09444) filed on February 16, 2024. (+)

10.8
Contract of Sale, dated June 27, 2022, by and between California’s Great America, LLC and Prologis, L.P. Incorporated herein by reference to Exhibit 10.1 to Cedar Fair's Form 8-K (File No. 001-09444) filed on June 27, 2022.

10.9 (i)
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (Spring 2021 Version). Incorporated herein by reference to Exhibit 10.1 to Cedar Fair's Form 8-K (File No. 001-09444) filed on March 30, 2021. (+)

10.9 (ii)
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (Spring 2021 Version). Incorporated herein by reference to Exhibit 10.2 to Cedar Fair's Form 8-K (File No. 001-09444) filed on March 30, 2021. (+)

10.9 (iii)
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2022 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.2 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.9 (iv)
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2022 Non-Employment Agreement Version). Incorporated herein by reference to Exhibit 10.3 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.9 (v)
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2022 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.4 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.9 (vi)
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2022 Non-Employment Agreement Version). Incorporated herein by reference to Exhibit 10.5 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 4, 2022. (+)

10.9 (vii)
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2023 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.1 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 4, 2023. (+)

10.9 (viii)
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2023 Severance Plan Version). Incorporated herein by reference to Exhibit 10.2 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 4, 2023. (+)

10.9 (ix)
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2023 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.3 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 4, 2023. (+)

10.9 (x)
2016 Omnibus Incentive Plan Form of Performance Unit Award Declaration (2023 Severance Plan Version). Incorporated herein by reference to Exhibit 10.4 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 4, 2023. (+)

10.9 (xi)
2016 Omnibus Incentive Plan Form of Performance-Based Phantom Unit Award Agreement. Incorporated herein by reference to Exhibit 10.26 to Cedar Fair's Form 10-K (File No. 001-09444) filed on February 16, 2024. (+)

10.9 (xii)
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2024 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.1 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 9, 2024. (+)

10.9 (xiii)
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2024 Severance Plan Version). Incorporated herein by reference to Exhibit 10.2 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 9, 2024. (+)

10.9 (xiv)
2016 Omnibus Incentive Plan Form of Performance Award Agreement (2024 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.3 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 9, 2024. (+)

10.9 (xv)
2016 Omnibus Incentive Plan Form of Performance Award Declaration (2024 Severance Plan Version). Incorporated herein by reference to Exhibit 10.4 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 9, 2024. (+)

10.9 (xvi)
Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Former Six Flags's Form 10-Q (File No. 001-13703) filed on April 28, 2021. (+)

10.9 (xvii)
Form of Nonqualified Stock Option Agreement and Dividend Equivalent Rights Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.30 to Former Six Flags’s Form 10-K (File No. 001-13703) filed on February 27, 2013. (+)

10.9 (xviii)
Form of Performance Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Former Six Flags's Form 10-Q (File No. 001-13703) filed on May 12, 2022. (+)

10.9 (xix)	Form of Performance Unit Award Agreement for Certain Executive Officers under the 2024 Omnibus Incentive Plan. (+)

Exhibit Number	Description

10.9 (xx)	Form of Amended and Restated Performance Unit Award Agreement for Selim Bassoul and Gary Mick under the 2024 Omnibus Incentive Plan. (+)
19	Insider Trading Policy.
21	Subsidiaries of the Combined Company.
22	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy as effective October 2, 2023. (+)
101
The following materials from the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).
(+)    Management contract or compensatory plan or arrangement.
(P)    Filed paper copy only.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION

DATED:     March 3, 2025

By:	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Richard A. Zimmerman	Director, President and Chief Executive Officer	March 3, 2025
	Richard A. Zimmerman	(Principal Executive Officer)
/s/	Brian C. Witherow	Chief Financial Officer	March 3, 2025
	Brian C. Witherow	(Principal Financial Officer)
/s/	David R. Hoffman	Chief Accounting Officer	March 3, 2025
	David R. Hoffman	(Principal Accounting Officer)
/s/	Selim Bassoul	Executive Chairman	March 3, 2025
Selim Bassoul
/s/	Daniel J. Hanrahan	Lead Independent Director	March 3, 2025
Daniel J. Hanrahan
/s/	Esi Eggleston Bracey	Director	March 3, 2025
Esi Eggleston Bracey
/s/	Louis Carr	Director	March 3, 2025
Louis Carr
/s/	Michelle M. Frymire	Director	March 3, 2025
Michelle M. Frymire
/s/	Chieh Huang	Director	March 3, 2025
Chieh Huang
/s/	Jennifer Mason	Director	March 3, 2025
Jennifer Mason
/s/	Enrique Ramirez Mena	Director	March 3, 2025
Enrique Ramirez Mena
/s/	D. Scott Olivet	Director	March 3, 2025
D. Scott Olivet
/s/	Arik Ruchim	Director	March 3, 2025
Arik Ruchim
/s/	Marilyn Spiegel	Director	March 3, 2025
Marilyn Spiegel