Form 10-K/A
period 2024-12-31
Six Flags Entertainment Corporation/NEW
filed 2025-04-29
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31,
2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

.
Commission file number
001-42157

SIX FLAGS ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	93-4097909
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8701 Red Oak Blvd., Charlotte,
North Carolina 28217
(Address of principal executive offices) (Zip Code)
(704)
414-4700
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock , par value $0.01 per share	FUN	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
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
Number of shares of the registrant’s common stock as of April 28, 2025: 101,101,235 shares
DOCUMENTS INCORPORATED BY REFERENCE
None.
************
Page 1 of 71 pages

SIX FLAGS ENTERTAINMENT CORPORATION

2024 FORM 10-K/A CONTENTS

EXPLANATORY NOTE
This Amendment on Form

10-K/A

(the “Amendment” or the “Form

10-K/A”)

amends the Annual Report on Form

10-K

of Six Flags Entertainment Corporation (the “Company”) for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 3, 2025 (the “Original Form

10-K”).

This Amendment is being filed solely for the purpose of disclosing information required in Part III that the Company will not be incorporating by reference to a definitive proxy statement. No other parts or disclosures from the Original Form

10-K

are included in this Amendment other than Parts III and IV below, and except as required to reflect the matters set forth in such included disclosure, this Amendment does not reflect events or developments that have occurred after the date of the Original Form

10-K

and does not modify or update disclosures presented in the Original Form

10-K

in any way.
Among other things, forward-looking statements made in the Original Form

10-K

have not been revised to reflect events, results, or developments that occurred or facts that have become known to us after the date of the Original Form

10-K

(other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form

10-K.
References to “Cedar Fair” or “legacy Cedar Fair” are to Cedar Fair, L.P. prior to the July 1, 2024 merger of equals business combination between legacy Cedar Fair and legacy Six Flags (the “Merger”), and references to “legacy Six Flags” are to Six Flags Entertainment Corporation prior to the Merger.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The Board of Directors of the Company (the “Board”) is currently comprised of 12 directors. The directors are divided into three (3) classes: Class I, Class II, and Class III, and each class consists of four (4) directors. As previously disclosed in our Current Report on Form 8-K filed with the SEC on March 10, 2025, pursuant to the Cooperation Agreement by and between the Company and Dendur Capital LP, the Company has agreed to nominate Felipe Dutra and Steven Hoffman as Class I directors for election to the Board at the 2025 annual meeting of stockholders of the Company (the “2025 Annual Meeting”) and will nominate, recommend, support and solicit proxies for the election of each of Mr. Dutra and Mr. Hoffman at the 2025 Annual Meeting in the same manner as for the Company’s other nominees at the 2025 Annual Meeting. Separate from the agreements made in the Cooperation Agreement, the Company will also nominate Sandra Cochran and Michael Colglazier for election to its Board at the Company’s 2025 Annual Meeting as Class I directors. Effective immediately prior to the 2025 Annual Meeting, each of Michelle Frymire (Class II), Esi Eggleston Bracey (Class II), D. Scott Olivet (Class II), and Enrique Ramirez Mena (Class I) will resign from the Board. Each of Chieh Huang, Louis Carr and Jennifer Mason will be re-classified from Class I directors to Class II directors, along with continuing Class II director Marilyn Spiegel, to serve for a term expiring at the 2026 annual meeting of stockholders of the Company. No changes are anticipated with respect to the Class III directors.

Class I Directors serving until 2025:

Name	Age	Position(s)

Louis Carr	68	Mr. Carr is president of Media Sales for BET Media Group, a leading provider of quality entertainment, music, news and public affairs television programming for the African American audience and a subsidiary of Paramount Global (NASDAQ: PARA). Mr. Carr has been with BET Networks for 37 years and is recognized as one of the most influential and prominent African Americans in the media and marketing industries. In 2016, Mr. Carr earned the Diversity Award from the Hyatt Corporation and another Lifetime Achievement Award from the Patricia Martin Legacy celebration honoring his work around diversity from both a personal and professional standpoint. Mr. Carr has also been listed on NAMIC’s Most Influential African Americans list in the cable industry several times. Mr. Carr has served on the boards of the Ad Council; International Radio and Television Society (IRTS); American Advertising Federation (AAF); the Video Advertising Board (VAB), formerly the CAB; and Boys Hope Girls Hope. He currently serves on the board of the United States Track and Field Foundation and Drake University. Utilizing his B.A. in Journalism from Drake University, Louis has become a compelling author, writing two books titled Dirty Little Secrets and The Little Black Book: Daily Motivations for Business and Personal Growth. In 2023, Mr. Carr was inducted into the Advertising Hall of Fame and awarded the Chicago Advertising Federation Silver Medal Award. Mr. Carr has also been recognized by theboardiQ as a Top 100 Hall of Fame African American and was named one of the Most Influential Black Corporate Directors by Savoy Magazine. Mr. Carr is qualified to serve on the Board primarily as a result of his more than 37 years of experience as an entertainment, media, and advertising executive.

Chieh Huang	43	Mr. Huang is the president of the World Economic Forum’s Global Collaboration Village. Prior to the World Economic Forum, Mr. Huang founded and led both public and private companies. He was the chief executive officer of Astro Ape Studios, one of the first mobile social-gaming studios. In 2011, Astro Ape was acquired by social gaming pioneer Zynga, and Mr. Huang later became the director of Zynga Mobile NY. Mr. Huang was a co-founder of Boxed, Inc. and served as chief executive officer until May 2023. Mr. Huang also served as a board member of Boxed, Inc., which filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware in April 2023 and ultimately sold its assets through Section 363 of the Bankruptcy Code in May 2023. Before his days as an entrepreneur, Mr. Huang was a corporate attorney at Proskauer. Mr. Huang is active with several non-profit organizations and also serves as an advisory team member of McLaren Racing, with entries in Formula 1, IndyCar, Formula E and Extreme E. Mr. Huang received his B.A. in Economics at The Johns Hopkins University and holds a J.D. from Fordham School of Law. Mr. Huang’s entrepreneurial mindset and extensive background in information technology, spatial computing, gaming and artificial intelligence provide the Board valuable insight and guidance.

Jennifer Mason	55	Ms. Mason is global officer, treasurer and risk management at Marriott International, Inc. (NASDAQ: MAR), a hospitality company with over 30 brands and nearly 9,100 properties in 142 countries and territories. In her role at Marriott, she oversees global capital markets and hotel financing, financial strategy and capital allocation, financial risk management, and global capital transactions and treasury services. Ms. Mason is also responsible for Marriott’s global risk management function including insurance, claims, business continuity and global safety and security. Prior to her current role, Ms. Mason was chief financial officer for Marriott’s U.S. & Canada division, with accountability for financial management including responsibilities for the Continent’s P&L, budgeting, forecasting, cash management, internal controls, asset management and feasibility. Since 1992, Ms. Mason has held several other leadership positions at Marriott, including senior vice president of IT business partnership & planning, as well as senior vice president, sales & marketing planning support. In her first 16 years with Marriott, Ms. Mason held several positions of increasing responsibility in internal audit, corporate financial planning & analysis, lodging finance and business development. She was regional director for the Mid-Atlantic region and vice president, finance business partner for sales and marketing, before serving in her senior vice president roles. Ms. Mason received a bachelor’s degree in Commerce from the University of Virginia and an M.B.A. from The Wharton School. She is qualified to serve on the Board as a result of her executive-level experience within the hospitality sector, including her experience in financial and risk management leadership positions.

Enrique Ramirez Mena	53	Mr. Ramirez currently serves as President of Buff City Soap, a rapidly expanding retailer of handmade, plant-based soaps, laundry, bath and body products with over 250 locations across the country. He has also served as a director on the board of Jack in the Box since January 2024. From April 2020 until March 2022, he served as General Manager of Pizza Hut Latin America and Iberia, a division of Yum! Brands, Inc., a global restaurant operator including the KFC, Pizza Hut, and Taco Bell brands. From January 2014 to April 2020, he served as Chief Financial Officer of Pizza Hut Global. Mr. Ramirez held roles of increasing responsibility in finance and strategic development at Pizza Hut since 2010. Originally from Mexico City, he holds a B.A. in Economics from the Instituto Tecnologico Autonomo de Mexico and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Ramirez brings strong financial expertise to the Board and provides insight into the Company’s operations, risks, and opportunities developed through his years of experience as an executive in multi-unit retail and global restaurant operations.

Class II Directors serving until 2026:

Name	Age	Position(s)

Esi Eggleston Bracey	54	Ms. Bracey is currently Chief Growth and Marketing officer of Unilever PLC since January of 2024. She has previously served as president of Unilever USA and CEO Personal Care North America since July 2022, and executive vice president and chief operating officer of North America Beauty and Personal Care at Unilever PLC, a multi-national consumer goods company, from January 2018 until June 2022. Ms. Bracey was appointed as president designee of Consumer Beauty at Coty Inc., (NYSE: COTY) a global beauty company, in November 2015, and served as president from October 2016 until March. 2017. She previously served as senior vice president of Global Cosmetics at The Procter & Gamble Company, a worldwide consumer goods company, from August 2009 to October 2016. Ms. Bracey serves as a director of Williams-Sonoma, Inc., (NYSE: WSM) where she is a member of the Audit and Finance Committee. Ms. Bracey holds a A.B. in Engineering Sciences from Dartmouth College.

Michelle Frymire	58	Ms. Frymire has extensive executive-level and financial experience with both public and private companies. Most recently, she served as CEO of CWT (formerly Carlson Wagonlit Travel), a leader in travel management technology, from May 2021 to May 2022, when she steered the company through the pandemic, driving the company’s global strategy and overseeing significant investment in the company’s product and technology platforms. As a travel management platform, CWT was heavily impacted by the COVID-19 pandemic and with the support of nearly all of its debt holders CWT filed a pre-packaged Chapter 11 bankruptcy on November 11, 2021, in the U.S. Bankruptcy Court for the Southern District of Texas. CWT’s plan of reorganization was approved by the Bankruptcy Court the following day, on November 12, 2021, and CWT was able to exit Chapter 11 on November 19, 2021. Prior to serving as CEO, Ms. Frymire served as president and CFO of CWT, in charge of global business strategy and transformation. Prior to joining CWT, Frymire was CFO for U.S. Risk Insurance Group, LLC, a privately owned specialty lines underwriting manager and wholesale broker, from 2017 to 2019. From 2015 to 2017, she served as CFO for Service King Collision Repair Centers, an auto body collision repair company. From 2009 to 2015, Frymire served in a variety of roles for The Service Master Companies, Inc., a residential and commercial services company, most recently as vice president, corporate FP&A and strategy, as well as CFO for TruGreen, a lawn and landscape service provider, from 2009 to 2013. From 2005 to 2009, Frymire was CFO, vacation ownership for Starwood Hotels & Resorts Worldwide, Inc., a former hospitality company. From 1998 to 2005, Frymire served in a variety of roles for Delta Air Lines, Inc. (NYSE: DAL), a global airline carrier, including vice president of finance, marketing, international, network and technology. From 1994 to 1998, she was managing director, financial planning, analysis and systems for Continental Airlines, a former global airline carrier. Ms. Frymire serves as board director for Sonder (NASDAQ: SOND), a hospitality company, where she sits serves on the nominating, corporate governance & social responsibility committee and chairs the company’s investment committee. She previously served on the company’s audit committee. Ms. Frymire also serves as a board director for NCR Atleos (NYSE: NATL), where she sits on the compensation committee and chairs the audit committee. She previously chaired the company’s nominating and governance committee. Ms. Frymire previously served as a board director and member of the audit and nominating & governance committees of Spirit Realty Capital, Inc. (NYSE: SRC), a triple net lease REIT from April 2021 until January 2024 when Spirit Realty Capital was sold. Ms. Frymire is qualified to serve on the Board as a result of her extensive executive-level and financial experience, including in the technology, travel and hospitality sectors.

D. Scott Olivet	63	Mr. Olivet is the Chief Executive Officer of Renegade Brands, an investment company that primarily invests in apparel and other consumer companies; Chief Executive Officer of DSO Advisors, which provides strategic, brand and organizational effectiveness consulting and executive coaching services; an operating partner at Altamont Capital Partners, a private equity firm; and Operating Chairman of FutureStitch Inc. From 2013 to 2019, Mr. Olivet served as Chief Executive Officer of the coordinating and shared services entity for a portfolio of Altamont Capital owned businesses. From 2011 to 2012, Mr. Olivet served as a full- time Chairman of Collective Brands Inc. From 2009 to 2011, Mr. Olivet served as chief executive officer of RED Digital Cinema Camera company. From 2005 to July 2009, Mr. Olivet served as Chief Executive Officer and Director of Oakley, a manufacturer of sports performance equipment, then served as chairman of the board from July 2009 to February 2011. Prior to joining Oakley, he served as Vice President of NIKE Subsidiaries and New Business Development where he was responsible for the Hurley, Converse, Cole Haan, Bauer Hockey, and Starter brands; Senior Vice President of Real Estate, Store Design, and Construction with Gap Inc., with responsibility across Gap, Banana Republic, and Old Navy brands; and as a partner with Bain & Company where he was also the leader of the worldwide practice in organizational effectiveness and change management. Mr. Olivet also serves as a director of Reef since October 2018 and director of Brixton Manufacturing since October 2014. He has previously served on the boards of Oakley, Collective Brands, RED Digital Cinema, Skullcandy, Fox Racing, Mervin Manufacturing, Dakine, HUF, and Hybrid Apparel. Mr. Olivet is qualified to serve on the Board primarily as a result of his particular knowledge and professional experience in retail, merchandising, marketing, finance, strategy, technology, international business, and multi-division general management experience from his past public board experience and service as president and CEO of a nationally recognized company that conducts business in the retail industry.

Marilyn Spiegel	72	Ms. Spiegel served as president of Wynn Las Vegas from December 2010 until her retirement in February 2013, and then came out of retirement to again serve as Wynn’s president from January 2019 to September 2021. Prior to her role at Wynn Las Vegas, from August 2006 to November 2010, Ms. Spiegel served as president of three Harrah’s Entertainment hotel and casino properties: Bally’s and Paris Las Vegas initially, and then in January 2010 her responsibilities were expanded to include Planet Hollywood following its acquisition by Harrah’s. Previously, she was the president of Harrah’s Las Vegas & Rio All-Suite Hotel & Casino from January 2004 to July 2006, after having served as the senior vice president of human resources of Harrah’s Entertainment (currently Caesars Entertainment) from June 1999 to December 2003. Ms. Spiegel serves as a board member of Invited Clubs, the largest owner and operator of private golf and country clubs in the country. She has also been a member of the board of advisors for Nicholas & Company since 2015, and serves as executive secretary and a board member of Catholic Charities of Southern Nevada. Ms. Spiegel has a bachelor’s degree in marketing and a master’s degree in education from the University of Utah. Ms. Spiegel’s over 30 years of leadership and operational expertise in hospitality, revenue management and human resources add important skills to the Board that will help the Company in the execution of its strategy.

Class III Directors serving until 2027:

Name	Age	Position(s)

Selim Bassoul	68	Mr. Bassoul has served as Executive Chairman of the Company since July 2024. Previously, Mr. Bassoul held the positions of president and chief executive officer of legacy Six Flags from November 2021 to June 2024, and was the chairman of the legacy Six Flags board from February 2021 to November 2021. Mr. Bassoul served as president and chief executive officer, and chairman of The Middleby Corporation, a manufacturer of food service and processing equipment, from 2001 to 2019. Mr. Bassoul previously served on the boards of 1847 Goedeker Corporation, Confluence Outdoor, Piper Aircraft, Inc., and Scientific Protein Laboratories LLC. Mr. Bassoul served as a director and non-executive chairman of Diversey Holdings, Ltd., where he was a member of the Audit Committee and People Resources Committee from March 2021 to June 2023. He holds a B.A. in Business Administration from the American University of Beirut, and an M.B.A. in Finance and Marketing from the Kellogg School of Management at Northwestern University. Mr. Bassoul’s proven leadership and seasoned tenure as president and chief executive officer of legacy Six Flags and chairman, president and chief executive officer of The Middleby Corporation, his operational expertise in multiple geographies, and strong focus on customer experience, culinary and food service, and global expansion, make him especially qualified to serve as a member of the Board and guide Six Flags strategically.

Daniel Hanrahan	67	Mr. Hanrahan was appointed chairman of the legacy Cedar Fair board of directors in January 2020 and served in that role until the Merger. He served as the president and chief executive officer and director of the Regis Corporation (NYSE: RGS), a global leader in beauty salons and cosmetology, from August 2012 through April 2017. Prior to joining Regis, he served as president and chief executive officer of Celebrity Cruises, a cruise line and division of Royal Caribbean Cruises (NYSE: RCL), from 2007 to 2012. He was promoted to president in 2005 and to chief executive officer in 2007 after his highly successful management of the sales and marketing division for Royal Caribbean. Prior to joining Royal Caribbean, Mr. Hanrahan served in executive-level positions with Polaroid Corporation and Reebok International Ltd. In 2004, he was named one of the “Top 25 Extraordinary Minds in Hospitality Sales and Marketing” by Hospitality and Sales Marketing Association International. From 2017 to 2021, Mr. Hanrahan was a director and member of the audit committee at Lindblad Expeditions Holdings, Inc. (NASDAQ: LIND), a global provider of expedition cruises and adventure travel experiences. He joined the board of Foss Swim Schools, a Prairie Capital company, in April 2019. Mr. Hanrahan joined Sycamore Partners as an advisor in 2021. He holds a Bachelor of Business Administration from Wisconsin School of Business. Mr. Hanrahan is qualified to serve on the Board primarily as a result of his significant executive-level experience across a wide spectrum of consumer-facing brands, including in the retail, travel and hospitality sectors, as well as his more than 40 years of experience in sales and marketing.

Arik Ruchim	45	Mr. Ruchim is a partner at H Partners Management, an investment management firm and one of the Company’s largest stockholders. Prior to joining H Partners in 2008, Mr. Ruchim was at Creative Artists Agency and Cruise|Wagner Productions. Mr. Ruchim previously served as a director of Tempur Sealy International, Inc. (NYSE: TPX), a global leader in the design, manufacture and distribution of bedding products, Remy International, Inc., a global manufacturer of automotive parts, and as a director of Dick Clark Productions, a television production company. Mr. Ruchim has a Bachelor of Business Administration with Distinction from the University of Michigan. Mr. Ruchim brings to the Board a strong business acumen and extensive investment experience, as well as a vigorous record of stockholder value creation.

Richard Zimmerman	64	Mr. Zimmerman is President and Chief Executive Officer of the Company and also serves on the Board. Richard has served as legacy Cedar Fair’s president and chief executive officer from January 2018 to the Merger and served as a director of legacy Cedar Fair from April 2019 to the Merger. Prior to becoming CEO, Mr. Zimmerman served as president and chief operating officer of legacy Cedar Fair from October 2016 to December 2017 and served as chief operating officer of legacy Cedar Fair from October 2011 to October 2016. Prior to that, he was appointed as executive vice president of legacy Cedar Fair in November 2010 and as regional vice president in June 2007. Mr. Zimmerman joined legacy Cedar Fair in 2006, when it acquired Kings Dominion and was vice president and general manager of Kings Dominion from 1998 through 2007. He also is a senior advisor at Velocity Capital Management, a private equity firm that invests in the sports, media and entertainment sectors. Mr. Zimmerman earned a bachelor’s degree in accounting from Georgetown University. Mr. Zimmerman’s leadership and management skills and his insights from his experience as legacy Cedar Fair’s president and chief executive officer provide guidance, operational knowledge and management perspective to the Board.

Executive Officers

Information regarding executive officers of the Company is included in the Original Form 10-K under the caption “Supplemental Item. Information about our Executive Officers” in Item 1 of Part I and is incorporated herein by reference.

Director Nominations

The Nominating and Corporate Governance Committee considers diversity of experience and background when selecting candidates. The committee will consider whether the candidates fulfill the criteria for directors approved by the Board, including professional ethics, integrity and values, objectivity, independence, mature judgment, leadership and diversity of experience (for example, in relation to finance and accounting, strategy, risk management, industry expertise, policy-making, etc.). The Nominating and Corporate Governance Committee will also consider diversity among other relevant considerations, including, but not limited to, diversity of gender, age, race, ethnicity, cultural and educational background, geographical location, professional experience, skills, knowledge, and length of service. The committee strives to create a Board with a variety of complementary skills and experiences, both personal and professional.

The Nominating and Corporate Governance Committee will consider qualified nominees recommended by stockholders for membership on the Board. If a stockholder wishes to recommend an individual for membership on the Board, that recommendation may be submitted by providing the person’s name and appropriate background and biographical information in writing to the Nominating and Corporate Governance Committee by email at IR@sixflags.com or by mail to 2851 Cleveland Road, Sandusky, OH 44870, Attn: Chief Legal Officer & Investor Relations Department. In addition, stockholders may nominate one or more persons for election or reelection to the Board at an annual meeting in accordance and compliance with the notice, procedural, informational and other requirements of our Bylaws.

Audit Committee

The Company has a separately designated standing audit and finance committee (the “Audit and Finance Committee”). The Audit and Finance Committee is responsible for appointing, evaluating and meeting with our independent registered public accounting firm and for assisting the Board in its oversight of the financial statement reporting, internal audit and risk management functions. The Audit and Finance Committee meets frequently during the year and discusses with management and our independent registered public accountant: (1) current business trends affecting the Company; (2) major risks facing the Company; (3) steps management has taken to monitor and control such risks; and (4) adequacy of internal controls that could significantly affect the Company’s financial statements. The Audit and Finance Committee also reviews the Company’s risk management process for identification of and response to risks that may materially impact the business, including risks related to cyber-security, privacy and information technology, and assesses the steps management has taken to monitor and control such risks, as well as reviews the Company’s controls, procedures and processes related to its reporting relating to sustainability and environmental, social and governance matters. The Audit and Finance Committee Chair provides the Board with regular reports concerning its risk oversight activities.

The Audit and Finance Committee consists of Michelle M. Frymire (Chair), Chieh Huang, Jennifer Mason and Arik Ruchim. All committee members are independent directors under New York Stock Exchange (“NYSE”) listing standards and as required under Section 301 of the Sarbanes-Oxley Act of 2002. Mses. Frymire and Mason and Mr. Ruchim qualify as Audit Committee Financial Experts as defined by the SEC.

Code of Conduct and Ethics and Corporate Governance Guidelines

Our Corporate Governance Guidelines, Code of Conduct and Ethics, and the charters of the Board committees provide the framework for the governance of the Company.

The Corporate Governance Guidelines cover, among other things, the composition and functions of the Board, the qualifications and responsibilities of directors, director independence, the selection process for new directors, Board committees, compensation of the Board and the responsibilities of the Executive Chairman and Lead Independent Director of the Board.

We have adopted and maintain a Code of Conduct and Ethics that covers all directors, officers and employees of the Company and its subsidiaries. The Code of Conduct and Ethics requires, among other things, that the directors, officers and employees exhibit and promote the highest standards of honest and ethical conduct, avoid conflicts of interest, comply with laws, rules and regulations, and otherwise act in the Company’s best interest.

Availability of Corporate Governance Documents
Our Corporate Governance Guidelines, Code of Conduct and Ethics, and charters for each of the committees of the Board are available on our Investor Relations website at

https://investors.sixflags.com
. A printed copy of each of these documents is available, without charge, by sending a written request to: 2851 Cleveland Road, Sandusky, OH 44870, Attention: Investor Relations, or by sending an email to

IR@sixflags.com
.
Stock Ownership Guidelines
The Board maintains stock ownership guidelines for our Chief Executive Officer and executive officers (as defined in Rule

16a-1(f)

of the Securities Exchange Act of 1934, as amended). The Chief Executive Officer is required to hold stock having a value of at least six (6) times his base salary, and the other executive officers are required to hold stock with a value of at least three (3) times their base salaries. Furthermore, the Chief Executive Officer and the other executive officers are not permitted to sell any stock until (i) he or she has met the stock ownership guidelines and (ii) the sale would not result in his or her ownership falling below the stock ownership guidelines. Executives have five (5) years from becoming an executive officer to gain compliance with the guidelines. The Board reviews compliance with the guidelines annually. As of April 28, 2025, the Chief Executive Officer and the other executive officers were all in compliance with the guidelines. Stock held directly or beneficially owned, stock held in benefit plans (e.g., in 401(k) accounts), performance stock units (as if earned at 100% of target), vested and unvested restricted stock and phantom stock will be counted for purposes of determining compliance with the stock ownership guidelines.
The Board also maintains stock ownership guidelines for the directors. The guidelines require non-employee

directors to accumulate stock equal to at least five (5) times the annual cash retainer within five (5) years of becoming a director. Furthermore, directors are not permitted to sell any stock until (i) he or she has met the stock ownership guidelines and (ii) the sale would not result in his or her ownership falling below the stock ownership guidelines. As of April 28, 2025, all directors were in compliance with the guidelines or are expected to meet the guidelines in the prescribed time frame.
Anti-Hedging Policy
Certain forms of hedging or monetization transactions, such as zero-cost

collars and forward sale contracts, allow a director, officer or employee to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock. These transactions allow the director, officer or employee to continue to own the covered securities, but without the full risks and rewards of ownership. When that occurs, the director, officer or employee may no longer have the same objectives as the Company’s other stockholders. Therefore, directors, officers, and employees are prohibited from engaging in any such transaction.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our common shares, to file with the SEC reports of ownership of our securities on Form 3 and changes in reported ownership on Form 4 or Form 5, as applicable. Such directors, executive officers and greater than 10% stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms filed.
Based solely upon a review of the reports furnished to us, or written representations from reporting persons that all other reportable transactions were reported, we believe that during the year ended December 31, 2024, our directors, executive officers and greater than 10% stockholders timely filed all reports they were required to file under Section 16(a).
Securities Trading Policy
The Company has a policy governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees (or the company itself) that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. In addition, this policy restricts short sale transactions and transactions involving put or call options relating to Company securities, pledging of Company securities, and holding of Company securities in margin accounts.

ITEM 11 EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our compensation philosophy and objectives, the material elements of named executive officer compensation, and how and why specific compensation policies were adopted and decisions were made. This CD&A includes a detailed discussion of the compensation awarded to, earned by, and paid to the following individuals, who were the named executive officers for 2024 (the “named executive officers”):

•	Richard A. Zimmerman, President and Chief Executive Officer;

•	Selim Bassoul, Executive Chairman (former President and Chief Executive Officer of legacy Six Flags);

•	Brian C. Witherow, Chief Financial Officer;

•	Tim V. Fisher, Chief Operating Officer;

•	Brian M. Nurse, Chief Legal and Compliance Officer and Corporate Secretary;

•	Robert A. White, Chief Commercial Officer(1); and

•	Gary Mick, Former Chief Integration Officer (former Chief Financial Officer of legacy Six Flags)(1).

(1)	Mr. White will depart from the Company on May 2, 2025, and Mr. Mick departed from the Company on March 28, 2025.

References to the “Company,” “we,” “our” and “us” in this CD&A refer to the combined company following the Merger. Messrs. Zimmerman, Witherow, Fisher, Nurse and White are sometimes referred to collectively as the “legacy Cedar Fair NEOs.” Messrs. Bassoul and Mick are sometimes referred to collectively as “legacy Six Flags NEOs.” Compensation information presented for fiscal year 2024 consists of information with respect to legacy Cedar Fair and legacy Six Flags for the period January 1, 2024 through June 30, 2024, where applicable, and information with respect to the post-Merger Company, for the period July 1, 2024 through December 31, 2024. Certain discussions focus on compensation awarded to or earned by legacy Cedar Fair NEOs and legacy Six Flags NEOs pre-Merger related to service with their respective legacy company. The following discussion should be read together with the compensation tables and related disclosures set forth below.

SUMMARY

Overview

2024 was a transformative year for the Company. We completed the merger-of-equals between legacy Cedar Fair and legacy Six Flags on July 1, 2024 (the “Merger”). The Merger created a leading amusement park operator with an expanded and diversified property portfolio of 27 amusement parks, 15 water parks and nine resort properties across 17 states in the U.S., Canada and Mexico.

2024 also was a unique year from an executive compensation perspective because legacy Cedar Fair and legacy Six Flags operated as stand-alone companies for half of the year, some compensation was awarded by the legacy companies, and some one-time Merger-related compensation awarded by the legacy companies was earned. This included first-half 2024 cash incentive awards that were awarded by the legacy companies and earned based on performance objectives for the applicable pre-Merger legacy company, as well as Merger-related equity awards and bonuses that were set by the legacy companies. Equity awards of legacy Cedar Fair and legacy Six Flags that were outstanding at the time of the Merger were generally converted and rolled over into corresponding awards denominated in the new Six Flags common stock at the time of the Merger closing.

We re-assessed and established new, post-Merger compensation packages in connection with and following the Merger. This included setting new salary levels and, due to the cancellation of the remaining unpaid portions of the legacy companies’ annual cash incentive awards, making second-half 2024 cash incentive awards to drive combined Company performance for the remainder of 2024. We made initial performance stock unit grants to ensure executives are incentivized for longer performance periods that would have been unmeasured due to legacy programs that ended at the time of the Merger. These initial performance stock unit grants are measured using Adjusted EBITDA and are designed to drive performance in the 12-30 months following the closing. We also negotiated and entered into new executive employment agreements, including with the named executive officers.

Our post-Merger executive compensation program is designed to incentivize our executive team to optimize and drive business results in direct alignment with stockholders’ interests and long-term value creation. Our approach has a straightforward design, consistent with our overall compensation philosophy and objectives, and emphasizes performance-based compensation. Our approach also aids the Company in being able to attract and retain critical talent.

Compensation Philosophy and Objectives

Similar to legacy Cedar Fair’s and legacy Six Flags’ historical approaches, our executive compensation program is designed to: (1) incentivize key employees to drive superior results; (2) give key employees a proprietary and vested interest in growth and performance; and (3) enhance our ability to attract, retain and motivate exceptional leaders upon whom, in large measure, our sustained growth and profitability depend. The Company’s executive compensation program is directly tied to board-approved annual and long-range plans that align with stockholder interests. In directly tying incentives to Company performance, we utilize Adjusted EBITDA, and our 2025 program also uses un-levered pre-tax free cash flow. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our credit agreement, minus net income attributable to non-controlling interests. Adjusted EBITDA is used as a key performance measure because it closely tracks core operating performance across park operating units and is a familiar metric to our executives. Further, Adjusted EBITDA is widely used by analysts, investors, direct industry peers, and other comparable companies to evaluate operating performance. We based our 2025 performance stock unit awards on unlevered pre-tax free cash flow goals because we have viewed it to be an effective measure for our long-term awards in light of our post-Merger strategic focus on strengthening the balance sheet and executing a more disciplined capital allocation strategy that balances growth, deleveraging, and return of capital to our stockholders.

Our employment agreements provide baseline salaries and incentive compensation target amounts for our named executive officers. Our incentive plan allows us to provide a mix of compensation that drives our management team to achieve strong annual results and to deliver long-term value for our stockholders. Our compensation structure provides us with flexibility to evolve our compensation program from year to year as our business, the market, or the industry requires, while remaining true to our overall compensation philosophy and long-term value creation approach. We are focused on upholding our priority of aligning executive compensation and stockholder interests, while ensuring we attract and retain key talent and incenting our team to make decisions that drive long-term stockholder value.

Company Performance

Legacy Cedar Fair has been determined to be the accounting acquirer for financial statement purposes. Accordingly, the reported results presented in this section reflect combined operations for only July 1, 2024, through December 31, 2024, and include only legacy Cedar Fair’s results (before giving effect to the Merger) for the first six months of 2024.

Consolidated net revenues for 2024 totaled $2.7 billion, increasing $0.9 billion, from $1.8 billion for 2023. The increase in consolidated net revenues reflected $882.0 million in net revenues contributed by legacy Six Flags during the six months ended December 31, 2024 and a $28.3 million increase in net revenues contributed by legacy Cedar Fair operations during the year ended December 31, 2024 compared to 2023. The increase in consolidated net revenues reflected the impact of a 15.0 million-visit increase in attendance and a $40.2 million increase in out-of-park revenues partially offset by a $0.90 decrease in in-park per capita spending. The 15.0 million-visit increase in attendance included a 14.2 million-visit increase resulting from attendance at legacy Six Flags parks during the six months ended December 31, 2024 with the remaining increase driven by higher season pass sales, improved weather, and increased demand at legacy Cedar Fair parks partially offset by the impact of fewer planned operating days at legacy Cedar Fair. The $0.90 decrease in in-park per capita spending, which included a $0.04 increase related to the impact of in-park per capita spending at the Legacy Six Flags parks during the six months ended December 31, 2024, was due to a planned decrease in average season pass pricing and a higher mix of season pass visitation at the legacy Cedar Fair parks, partially offset by improved in-park per capita spending for food and beverage and extra-charge products at the legacy Cedar Fair parks. The $40.2 million increase in out-of-park revenues was due primarily to $35.0 million contributed by legacy Six Flags operations during the six months ended December 31, 2024, with the remaining increase largely attributable to increased revenues from the Knott’s Hotel following a recent renovation.

Consolidated net loss attributable to Six Flags Entertainment Corporation for 2024 totaled $231.2 million compared with net income of $124.6 million for 2023. The loss in 2024 was primarily driven by an increase in provision for taxes and an increase in interest expense, both of which were primarily because of the Merger. Adjusted EBITDA for 2024 totaled $875.3 million, increasing $347.6 million, from $527.7 million for 2023. The increase in Adjusted EBITDA included $319.6 million contributed by legacy Six Flags during the six months ended December 31, 2024 and a $28.0 million increase in Adjusted EBITDA contributed by legacy Cedar Fair operations during the year ended December 31, 2024 compared to 2023. The $28.0 million increase in Adjusted EBITDA contributed by legacy Cedar Fair was primarily due to the impact of higher attendance on consolidated net revenues in 2024.

For additional information regarding attendance, in-park per capita spending, out of park revenues, and Adjusted EBITDA, including how we define and use those measures, a reconciliation of Adjusted EBITDA from net (loss) income and a reconciliation of in-park and out-of-park revenues to consolidated net revenues, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on pages 23-29 of the Original 10-K.

Our Compensation Governance Reflects Best Practices

The following summarizes key governance characteristics related to the executive compensation programs in which the named executive officers participate:

What we do	What we don’t do

☑ Our named executive officer annual and long-term incentive compensation is contingent on corporate performance to drive alignment with our stockholders.

☑ We have mandatory share ownership guidelines of six times (6x) salary for our Chief Executive Officer, three times (3x) salary for his direct reports, and five times (5x) annual cash retainer for all non-employee directors.

We do not provide for excise tax “gross ups”.
We do not provide significant perquisites.
We do not allow hedging of our Company’s securities.
We do not allow pledging of our Company’s securities or holding its units in margin accounts.

☑ Incentive-based compensation is subject to our Clawback Policy for any current or former executive officer and any other senior executives or employees designated by the Board from time to time.

☑ The People, Culture & Compensation Committee (the “Compensation Committee”) is comprised solely of directors who are independent under the standards of the SEC and the NYSE, including the heightened standards applicable to compensation committee members.

☑ We intend to periodically rotate the Compensation Committee chair assignment.

☑ The Compensation Committee retained FW Cook as its independent compensation consultant to advise and report directly to the Compensation Committee.

☑ We conduct an annual risk assessment of our compensation programs in consultation with the independent compensation consultant.

☑ Subject to consideration of the stockholder vote at the 2025 Annual Meeting of Stockholders, we expect to continue the legacy companies’ historical practices and offer stockholders the opportunity to cast an advisory vote on our executive compensation every year.

Consideration of Advisory Stockholder Vote on Executive Compensation

The Merger occurred on July 1, 2024 and, therefore, the Company did not hold an advisory vote on executive compensation in 2024. The advisory vote on executive compensation at the 2025 Annual Meeting and at future annual meetings will serve as an additional tool, along with stockholder engagement, to inform the Compensation Committee with regard to how our stockholders perceive the alignment of our compensation programs with their interests.

DETERMINING EXECUTIVE COMPENSATION

The Company combines the compensation elements discussed below in a manner intended to optimize each executive’s contribution to the Company. The Company recognizes and considers many factors in assessing an individual’s total compensation potential. The range of targeted compensation varies by position and reflects the unique skills, expertise, and individual contributions of each executive and required by the executive’s role. In general, the Company works within market-based ranges of base salary and total compensation commensurate with the executive’s scope of responsibilities. The Company uses its cash incentive and share-based award programs to challenge the executives to achieve superior annual and long-term results for the benefit of the Company and its stockholders, with a particular emphasis on share-based compensation to further align with Company performance. Because a significant portion of this compensation is dependent on performance results, an executive’s actual total compensation can vary considerably if we have a year that exceeds, or fails to meet, expectations. The Company believes that this design effectively aligns its stockholders’ interests with its executives and appropriately motivates its executives to achieve peak corporate performance in both the short- and long-term.

Baseline compensation levels for the legacy Cedar Fair NEOs were reset post-Merger and reflected in our new employment agreements with such executives. Post-closing compensation for Messrs. Bassoul and Mick and reflected in their approved employment agreements is largely driven by what was agreed with those executives by the legacy companies in connection with the Merger.

Role of the Compensation Consultant

The Compensation Committee engages an independent executive compensation consulting firm (1) to provide information and advice on competitive practices and trends in the Company’s industry, (2) to make recommendations regarding the design of the compensation program, (3) to assist with the review of compensation practices and an assessment of the effectiveness of these practices, and (4) to identify and evaluate compensation elements or situations that may raise material risks. The compensation consultant is retained by and reports directly to the Compensation Committee and regularly attends and participates in Compensation Committee meetings.

Several independent compensation consultants provided advice and counsel to the Compensation Committee and the legacy companies’ compensation committees in 2024 and with respect to 2024 pre- and post-Merger executive compensation.

•

Legacy Cedar Fair Executives: Semler Brossy was legacy Cedar Fair’s independent compensation consultant prior to the Merger and advised on its initial 2024 compensation design through the date of the Merger. Semler Brossy prepared updated benchmarking studies to assess the competitiveness of legacy Cedar Fair executive compensation levels in August 2023 (for legacy Cedar Fair executives other than its CEO) and in February 2024 (for its CEO), which provided context for and was one of the factors considered in legacy Cedar Fair compensation decisions for 2024. Semler Brossy provided updated benchmarking information as to CEO and CFO compensation relative to legacy Cedar Fair’s pre-Merger peer group and relative to a preliminary expanded group of companies to legacy Cedar Fair’s compensation committee in May 2024 as a reference in connection with pre-Merger discussions of potential post-Merger compensation arrangements. Semler Brossy also provided guidance to the CEO and legacy Cedar Fair compensation committee regarding potential compensation levels for other executives post-Merger.

•

Legacy Six Flags Executives: FW Cook served as legacy Six Flags’ independent compensation consultant prior to the Merger and advised on its initial 2024 compensation design through the date of the Merger. FW Cook assisted the legacy Six Flags compensation committee with a competitive market review in November 2023 for legacy Six Flags NEOs, to assess legacy Six Flags’ overall executive compensation approach compared to its peers, which provided context for and was one of the factors considered in legacy Six Flags compensation decisions for 2024.

•

Additional Merger-Related Support: The Compensation Committee and legacy Cedar Fair’s compensation committee also consulted with independent compensation consultant Pearl Meyer on certain Merger-related compensation matters during 2024. Pearl Meyer’s work included conducting interviews with select members of the legacy Cedar Fair compensation committee and management to inform the post-Merger compensation plan design. Pearl Meyer also conducted a pre-Merger preliminary peer group review and assessment that was presented to the legacy Cedar Fair compensation committee. Pearl Meyer prepared benchmarking studies for certain of our executives, including Messrs. Zimmerman, Witherow, Fisher and Nurse, to assess the competitiveness of our post-Merger executive compensation levels in early July of 2024. These studies covered all elements of target total direct compensation, including levels of base salary, target total cash compensation (i.e., base salary plus target cash incentive award) and target long-term incentive compensation. The Pearl Meyer studies evaluated proxy data from a preliminary peer group of companies (consistent with the group of companies listed under “Post-Merger Peer Group – Combined Company” below). The Pearl Meyer study also evaluated Equilar Top 25 Executive Compensation Survey data for Messrs. Fisher and Nurse. This market analysis provided context for and was one factor considered in, our compensation decisions for post-Merger compensation and awards in 2024 and 2025.

•

Post-Merger: The Compensation Committee retained FW Cook as its post-Merger independent compensation consultant in August 2024. FW Cook provides market data and research as well as insights on executive and director compensation practices and trends, and provides advice and counsel to the Compensation Committee and management throughout the year. FW Cook assisted with an assessment of the Company’s overall compensation approach following the Merger, including making recommendations regarding our 2025 compensation program awards and structure.

FW Cook, Semler Brossy and Pearl Meyer did not perform any other material services for the Company, legacy Cedar Fair or legacy Six Flags, or for management, during the year other than to provide advice and counsel to the respective compensation committees in accordance with the compensation committees’ instructions. The Compensation Committee may rotate or select other compensation consultants to provide information or advice on compensation programs from time-to-time.

Compensation Consultant Conflicts Assessment

The Compensation Committee annually assesses the independence of its compensation consultant(s) in accordance with the SEC rules. The Company (or the legacy company, as applicable) concluded that each of FW Cook’s, Semler Brossy’s and Pearl Meyer’s work is independent and does not present any conflicts of interest. The Committee took certain factors, which it believes may affect the independence of a compensation consultant, into consideration when selecting the compensation consultants in accordance with applicable SEC rules. In particular, the Committee considered: (1) whether any other services had been or were being provided by the compensation consultant to the Company, (2) the amount of fees paid by the Company to the compensation consultant as a percent of the consultant’s total revenues, (3) the compensation consultant’s policies and procedures designed to prevent conflicts, a copy of which was provided to the Committee, (4) the compensation consultant’s ownership of Company shares of common stock, and (5) any business or personal relationships between the compensation consultants and any Compensation Committee members or the Company’s executive officers. Following the consideration of these factors, the legacy compensation committees and the Company’s Compensation Committee determined that the compensation consultants were independent at the time they were advising the committees.

Company Peer Group and Peer Group Review

Company Peer Group

Compensation information from our peer group and broader industry compensation surveys are reference points that the Compensation Committee considers in the executive compensation decision making process. The Compensation Committee conducted a thorough review with the assistance of FW Cook in August 2024 and approved the below combined Company peer group for future market studies.

Given the limited direct industry peers of similar size and business operations, our approach is to create a peer group that looks to a broader market basket of companies from related industries and with similar characteristics that, in total, reflects what we believe to be as comparable a group as possible.

In establishing our compensation peer group, we focused on U.S. publicly traded companies in the leisure, entertainment, restaurant, casino and hospitality industries, with the Company positioned at the peer group 43rd and 45th percentiles for revenue and enterprise value, respectively. We considered business characteristics, such as demographics, talent, financials, and operations. We also considered peer group overlaps, such as the companies that the legacy companies considered to be peers, other companies that considered the legacy companies to be peers, peers of peers and proxy advisory firm peer groups. The Compensation Committee concluded that the following fifteen (15) companies meet its peer group goals:

Post-Merger Peer Group – Combined Company

Boyd Gaming Corporation	Hilton Grand Vacations Inc.	Topgolf Callaway

Cinemark	Marriott Vacations	Travel & Leisure

Cheesecake Factory	Norwegian Cruise Line	United Parks & Resorts

Cracker Barrel Old Country Store, Inc.	PENN Entertainment	Vail Resorts

Dave & Buster’s Entertainment, Inc.	Texas Roadhouse	Wyndham Hotels & Resorts, Inc.

This same peer group was used by Pearl Meyer for the executive compensation benchmarking study conducted in July of 2024, which was used by the Compensation Committee in setting post-Merger 2024 compensation and 2025 target compensation levels.

Pre-Merger Peer Groups and Peer Group Review

Pre-Merger Legacy Cedar Fair Peer Group

In establishing and updating legacy Cedar Fair’s pre-Merger 2024 compensation peer group, legacy Cedar Fair focused on U.S. publicly traded companies in family-oriented leisure, recreation, and entertainment, with similar business models and markets and with annual revenues between approximately 0.4 to 2.5 times its revenues. It also reviewed and referenced growth profiles and yields, market capitalization, and employee counts. Legacy Cedar Fair evaluated certain qualitative factors including seasonality, entertainment focus, ownership profile, multiple sources of revenues, and meaningful capital investment. The goal was for peer group companies to meet the majority of these qualitative and quantitative criteria.

Following a review of the peer group in consultation with Semler Brossy in October 2023, legacy Cedar Fair updated its executive compensation peer group to remove two companies from the peer group: Party City Holdco Inc. (due to bankruptcy) and Churchill Downs Incorporated (based on qualitative considerations) and also added two new companies to the peer group: Hilton Grand Vacations (to add an additional company in the hotels, resorts and cruise lines industry); and Topgolf Callaway (to add a company with retail/merchandise focus in addition to leisure facilities). The legacy Cedar Fair compensation committee concluded that the following updated peer group met its goals as of the October 2023 update:

Pre-Merger Peer Group – Legacy Cedar Fair

Bally’s Corporation	Golden Entertainment, Inc.	The Marcus Corporation

BJ’s Restaurants, Inc.	Hilton Grand Vacations Inc.	Topgolf Callaway Brands Corp.

Boyd Gaming Corporation	Pebblebrook Hotel Trust	Travel & Leisure

Choice Hotels International, Inc.	Playa Hotels & Resorts N.V.	Vail Resorts, Inc.

Cinemark Holdings, Inc.	SeaWorld Entertainment, Inc.	Wyndham Hotels & Resorts, Inc.

Dave & Buster’s Entertainment, Inc.	Six Flags Entertainment Corporation

Cracker Barrel Old Country Store, Inc.	The Cheesecake Factory Incorporated

This peer group was used by Semler Brossy for the legacy Cedar Fair CEO compensation benchmarking conducted in February 2024. The peer group in effect prior to the October 2023 changes was used by Semler Brossy for its benchmarking study for legacy Cedar Fair executives other than its CEO in August 2023. The benchmarking provided context for and was one of the factors considered in legacy Cedar Fair’s compensation decisions for 2024. Decisions based on this peer group concluded at the Merger because new compensation packages were put in place for post-Merger compensation and a new peer group was established for the combined Company.

Pre-Merger Legacy Six Flags Peer Group

In establishing and updating legacy Six Flags’ pre-Merger 2024 compensation peer group, legacy Six Flags focused on U.S. publicly traded companies with primary business activities centered around entertainment, leisure, hospitality, and gaming. Legacy Six Flags historically assessed its executive compensation relative to its peers, but did not historically set executive compensation levels with reference to any particular percentile of the peer group and did not seek to match any particular element or mix of elements to that of the peer group. For 2024, the legacy Six Flags compensation committee, with the assistance of FW Cook, determined that World Wrestling Entertainment, Inc. should be removed as a peer company due to its acquisition by Endeavor Group, and replaced with Planet Fitness, Inc., which was more closely aligned with the legacy company’s peer group criteria, contributed to the desired level of balance in terms of revenue, market capitalization and EBITDA, and reflected the types of companies with whom the legacy company competed for talent.

Pre-Merger Peer Group – Legacy Six Flags

Boyd Gaming Corporation	Golden Entertainment, Inc.	Texas Roadhouse, Inc.

Cedar Fair, L.P.	Hilton Grand Vacations Inc.	Topgolf Callaway Brands Corp.

Choice Hotels International, Inc.	Jack in the Box, Inc.	Vail Resorts, Inc.

Churchill Downs Incorporated	Marriott Vacations Worldwide Corporation	Wendy’s Corporation

Cinemark Holdings, Inc.	Planet Fitness, Inc.	Wyndham Hotels & Resorts, Inc.

Dave & Buster’s Entertainment, Inc.	SeaWorld Entertainment, Inc.

In order to examine the competitiveness and appropriateness of the legacy Six Flags’ overall compensation program, the legacy company reviewed the total direct compensation of the legacy Six Flags NEOs (consisting of base salary, target annual incentive, and target long-term equity, excluding benefits and perquisites) in November 2023, in comparison to its pre-Merger peer group companies. The legacy Six Flags compensation committee believed the analysis confirmed that the executive compensation program was appropriately designed to achieve the legacy company’s general objectives and was aligned with the companies in the peer group. Decisions based on this peer group concluded at the Merger because new compensation packages were put in place for post-Merger compensation and a new peer group was established for the combined Company.

Market Analysis

The Compensation Committee expects to request the compensation consultant to analyze the compensation of our executives relative to that of executives in similar positions at our peer companies as well as survey data and provide a report to the Compensation Committee from time-to-time. While the Company reviews market compensation information in its decision-making process, the information is one data point and the Compensation Committee exercises judgment and discretion when setting compensation levels. Other factors considered in setting compensation include: general economic conditions and external factors affecting the business, general industry practices, growth and returns to stockholders, recent and projected Company performance, internal equity, retention and recruiting goals, the significant industry expertise of the team, transitioning of compensation in connection with leadership succession, and recent individual performance and individual performance expectations. The Compensation Committee does not rely on any single factor as a substitute for its own judgment in making compensation decisions, but instead applies its independent discretion and judgment in making compensation decisions in their entirety.

Legacy Cedar Fair similarly used compensation consultant-provided market-based compensation information as one data point in making executive compensation decisions. Legacy Cedar Fair’s general objective was to provide base salaries within a competitive range at or near the 50th percentile of its survey data and peer group (where available for certain positions) and to provide total direct compensation opportunities that were between the 50th and 75th percentiles of its peer group and aligned with comparable survey data, subject to other individual considerations. Legacy Cedar Fair’s compensation committee believed the Semler Brossy analysis in August 2023 and February 2024 confirmed that its executive compensation program was consistent with its overall compensation philosophy and appropriately designed to achieve its targeted range of objectives.

The post-Merger executive compensation program is more heavily weighted to performance-based compensation, and our general objective for the legacy Cedar Fair NEOs is to provide total direct compensation opportunities that are between the median and 75th percentiles of our peer group (with certain exceptions) and aligned with comparable survey data, subject to other individual considerations. Pearl Meyer prepared updated benchmarking studies to assess the competitiveness of our executive compensation levels for certain executives, including Messrs. Zimmerman, Witherow, Fisher and Nurse, in early July of 2024. This information provided context for and was one of the factors considered in our post-Merger compensation decisions. The Compensation Committee believes the Pearl Meyer analysis confirmed that the post-Merger 2024 compensation and 2025 target compensation levels are consistent with the overall compensation philosophy and appropriately designed to achieve its targeted range of objectives.

Roles of the Board of Directors, the Compensation Committee and Our Chief Executive Officer

Although the Board makes the final compensation decisions for the named executive officers, the process of determining compensation is a collaborative one between the Board, the Compensation Committee, and the Chief Executive Officer. Our Chief Executive Officer dedicates time each year to formally review all of his direct reports, including the other named executive officers (other than the Executive Chairman). He reviews each individual’s achievement of individual performance objectives established before the operating season begins (where applicable) and makes recommendations to the Compensation Committee regarding the compensation of each individual. The Compensation Committee, in consultation with the Chief Executive Officer and independent compensation consultant, makes compensation determinations and adjustments as it deems appropriate in accordance with the applicable compensation plans, and in turn, reports its recommendations to the Board for its approval. Decisions regarding the Chief Executive Officer’s compensation are made by the Compensation Committee and the Board, based upon a review of his performance relative to agreed objectives, including a self-assessment, in consultation with the independent compensation consultant.

Because the Merger was completed July 1, 2024, first half legacy company performance was assessed mid-year. The Board and Compensation Committee, in close collaboration with the Chief Executive Officer, approved new, post-Merger compensation packages and award opportunities in connection with and following the Merger. The Board also reviewed and generally reviews compensation matters after the conclusion of the peak season when significant financial results are available. The Chief Executive Officer completes his evaluations of his direct reports’ performance against their established targets and achievement of individual performance objectives, where applicable. Based upon that determination, he prepares calculations with respect to cash incentive payouts and equity compensation awards for the current year, recommendations for any payouts based on individual performance and recommendations for compensation adjustments for the coming year. The Chief Executive Officer generally presents this report to the Compensation Committee and to the Board by January. A final review takes place in February when financial results have been finalized and final review of achievement of any individual goals has been completed. Based on Company performance and park performance, the Compensation Committee approves final calculations with regard to cash incentive and equity compensation award payouts, subject to Board approval and final audited results. In accordance with this process, the Compensation Committee approved the second half 2024 cash incentive payouts and the 2025 executive compensation program as well as the targets and payout scales in February 2025.

COMPENSATION PERFORMANCE MEASURES

Our post-Merger incentive compensation awards are designed around the achievement of consolidated operating results of the Company (with key performance metrics based on Adjusted EBITDA and unlevered pre-tax free cash flow). The Compensation Committee has the flexibility and discretion to use other metrics.

The performance goals for our outstanding incentive awards are non-GAAP financial measures. Adjusted EBITDA was used in 2024 cash incentive awards and in our initial post-Merger performance stock unit awards. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in our credit agreement, minus net income attributable to non-controlling interests. Adjusted EBITDA is a key performance measure because it closely tracks core operating performance across park operating units and is widely used by analysts, investors, direct industry peers, and other comparable companies to evaluate operating performance. It also is a familiar metric to our executives. We used three-year cumulative unlevered pre-tax free cash flow performance metrics for our 2025 performance stock unit awards. Un-levered pre-tax free cash flow for each calendar year in the three-year performance period for these awards will be computed in U.S. dollars as consolidated Adjusted EBITDA for such calendar year less net cash used for investing activities (before any business acquisitions) for such calendar year, as recorded in the consolidated financial statements examined by the company’s independent accountants.

Legacy Cedar Fair’s first half 2024 cash incentive awards (and certain pre-Merger legacy Cedar Fair equity awards) were computed using functional currency Adjusted EBITDA, which differs from the Adjusted EBITDA amounts we report in our earnings releases and financial reports because functional currency Adjusted EBITDA is calculated using the functional currency of the country where the income or loss was earned (i.e., the Canadian dollar for our Canadian operations). This eliminates unpredictable and artificial increases or decreases based solely on currency fluctuations. The targeted and actual performance calculations for legacy Cedar Fair’s first half 2024 cash incentive awards were based on earnings before incentive-based compensation expenses, which we compute by adding back the cash costs of our performance-based compensation programs to the functional currency Adjusted EBITDA amounts. The targeted and actual performance calculations for our second half 2024 cash incentive awards were based on U.S. dollar Adjusted EBITDA amounts.

Pre-Merger legacy Cedar Fair performance-based equity awards were converted into corresponding time-based restricted stock unit awards denominated in shares of the Company’s common stock at the closing of the Merger. Accordingly, performance goals no longer apply to those awards. Prior to the Merger, legacy Cedar Fair’s 2021 performance unit awards were subject to the level of achievement of functional currency Adjusted EBITDA, un-levered pre-tax free cash flow, and net leverage ratio goals. Its 2022 and 2023 performance unit awards were subject to the level of achievement of cumulative un-levered pre-tax free cash flow; and its 2024 performance unit awards were subject to the level of achievement of cumulative Adjusted EBITDA and un-levered pre-tax free cash flow goals. Legacy Cedar Fair computed un-levered pre-tax free cash flow for each calendar year in U.S. dollars as consolidated Adjusted EBITDA for such calendar year less net cash used for investing activities (before any business acquisitions) for such calendar year, as recorded in the consolidated financial statements examined by the company’s independent accountants. Legacy Cedar Fair computed the net leverage ratio in U.S. dollars as the ratio of (a) Net Debt (defined as Consolidated Total Debt per the legacy company’s credit agreement less cash and cash equivalents as recorded in the consolidated financial statements), to (b) consolidated Adjusted EBITDA for the period of four (4) consecutive fiscal quarters most recently ended on or prior to such date.

Pre-Merger legacy Six Flags’ 2021 and 2022 performance stock unit awards were subject to the level of achievement of Adjusted EBITDA (in addition to employee and guest satisfaction and ESG achievement metrics). The pre-Merger legacy Six Flags’ performance goals no longer apply following the Merger. A portion of the legacy Six Flags performance stock unit awards held by Mr. Bassoul and Mr. Mick immediately prior to closing was converted into fully vested shares of Company common stock at the closing. The remaining portion of those awards was forfeited at closing and replaced with initial post-Merger performance stock unit grants tied to combined Company post-close Adjusted EBITDA goals in accordance with the terms of the legacy Six Flags NEOs’ employment agreements and with what the legacy companies had agreed in connection with the Merger.

ELEMENTS OF EXECUTIVE COMPENSATION

Overview

The Company’s compensation program is designed around total direct compensation - the combination of base salary, annual cash incentive awards, and long-term incentive compensation. The Compensation Committee seeks to establish each compensation element at a level that is commensurate with the executive’s job responsibilities, is competitive with market pay, and will retain, attract, and motivate top talent while keeping overall pay levels aligned with stockholders’ interests. The Committee also seeks to incentivize a combination of short-term performance, building and making investments for our future, and long-term performance, fostering growth and profitability. The following table sets forth the elements of the compensation program.

Compensation Element	Principal Objective & Select Highlights
Base Salary	Fixed compensation element intended to reward senior leadership skills, experience, and core competencies.

Annual Cash Incentive Awards (1)

Variable compensation element intended to reward contributions to short-term business objectives and achievement of strategic or individual goals.

•  First Half 2024 Cash Incentive Awards:

•  Legacy Cedar Fair – A prorated portion (50%) of the target legacy Cedar Fair 2024 cash incentive awards was paid out for the first half of 2024. This prorated portion was paid out following the Merger and the remaining portion of the award was canceled.

•  Legacy Six Flags – A prorated portion (50%) of the target legacy Six Flags 2024 cash incentive awards was paid out for the first half of 2024.This prorated portion was paid out following the Merger and the remaining portion of the award was canceled.

•  Post-Merger Second Half 2024 Cash Incentive Awards: We established cash incentive awards based on combined Company goals for the second half of 2024 in order to drive operating performance at the same time as integration was getting underway. Payouts of the second half cash incentive awards to the named executive officers other than Mr. Bassoul were at 54.9% of target, and Mr. Bassoul’s award paid out at 85.6% of his target based on his employment contract terms and the arrangements agreed by the legacy companies in connection with the Merger.

Long-Term Incentive Compensation (2)

Variable compensation element intended to reward contributions to long-term success, drive achievement of our mission and key strategic objectives, and align our named executive officer’s interests with those of our stockholders.

•  Pre-Merger: Pursuant to the Merger Agreement, legacy Cedar Fair made its typical annual equity grants prior to the Merger closing in 2024. The legacy Cedar Fair NEOs’ 2024 regular equity awards were weighted 70% performance awards and 30% time-based units consistent with recent historical mix. These awards were converted into time-based awards denominated in Company common stock at the Merger closing. Legacy Six Flags did not grant long-term incentive awards in 2024 to the legacy Six Flags NEOs.

•  At Closing: Legacy Cedar Fair equity awards that were outstanding at the time of the Merger were converted into corresponding time-based Company restricted stock unit awards or Company restricted stock at the Merger closing, subject to post-closing service-based vesting conditions. The legacy Six Flags NEOs’ equity awards that were outstanding at the time of the Merger were either converted into corresponding shares of the Company’s common stock or forfeited at Closing and replaced with initial post-Merger performance stock unit grants.

•  Post-Merger: We made initial post-Merger performance stock unit awards designed to incentivize our executive team through a period where there otherwise would have been no long-term, performance-based compensation program in place. The award targets were set using Adjusted EBITDA as the measure and covered the period of 12-30 months post-closing.

Merger Completion Awards

The legacy Cedar Fair merger completion awards were earned upon the closing of the Merger. The awards to Messrs. Zimmerman, Witherow, Fisher and Nurse were equity-based and were converted into corresponding awards denominated in shares of the Company’s common stock, based on the legacy Cedar Fair exchange ratio under the merger agreement. Mr. White’s merger completion award was paid in cash in connection with the closing of the Merger. For Messrs. Zimmerman, Witherow, Fisher and Nurse, 50% of the equity was payable 12 months after the grant date, and the other 50% of the equity is payable on June 4, 2025, subject to the continuous employment requirements of the awards.

50% of Mr. Bassoul’s merger completion award was paid in cash upon the closing of the Merger and the other 50% was paid in legacy Six Flags restricted stock, which vested and converted into the shares of Company common stock at the time of the Merger based on the applicable exchange ratio in the Merger Agreement.

As the performance conditions for merger completion awards have been met, such merger-related compensation is concluded other than equity that is subject to time-based vesting conditions.

Retirement, Health, Life and Disability Benefits and Executive Perquisites	Legacy Cedar Fair and legacy Six Flags NEOs participate in legacy company 401(k) plans, which were available to all eligible applicable legacy company employees who met the age and service requirements and which were assumed in the Merger. The named executive officers participated in other employee benefit plans available to all eligible employees, including health, life and disability plans. Certain named executive officers receive limited perquisites that we consider to be reasonable and to enhance the competitiveness of compensation packages.

Change in Control and Termination Protection	Provide protection if the executive’s employment terminates for a qualifying event or circumstances or in the event of a change in control.

(1)	We may from time-to-time award discretionary bonuses to our named executive officers separate from our annual cash incentive program.
(2)

We may make other types of long-term cash or stock-based incentive awards to our executives. See, for example, the Merger Completion Awards discussed in this table and in the Merger Completion Awards section below.

Base Salary

The named executive officers receive base salaries to provide a fixed amount of compensation that is not subject to performance-related risk, that is competitive with market pay, and that is commensurate with the executive’s scope of responsibilities, performance, historical compensation levels, tenure with the Company and other experience. Base salaries may be reviewed and adjusted from time to time, but they are not subject to decrease under the named executive officers’ employment agreements, except in the event the Company implements salary reductions applicable to substantially all of our senior executives. For additional detail on factors we consider in our base salary determinations, see Compensation Discussion and Analysis – Determining Executive Compensation.

Legacy Cedar Fair increased its named executive officer base salaries for 2024 prior to the Merger to recognize and reward individual contributions to the applicable company’s performance in 2023 and based on each individual’s scope of responsibility. Base salaries for certain executives were further adjusted by the Company, after further review, in the context of new compensation levels post-Merger and in connection with the entry into the new employment agreements.

The annual base salaries for the named executive officers for 2023, 2024 and 2025 were as follows:

Named Executive Officer	2023 Annual Salary	2024 Annual Salary (pre-Merger)	2024 Annual Salary (post- Merger)	2025 Annual Salary
Zimmerman	$950,000	$1,000,000	$1,100,000	$1,100,000
Bassoul	$1,550,000	$1,550,000	$1,550,000	$1,550,000
Witherow	$578,200	$607,100	$670,000	$670,000
Fisher	$648,900	$681,300	$750,000	$750,000
Nurse	$437,800	$500,000	$600,000	$600,000
White	$372,600	$420,000	$460,000	$460,000
Mick	$531,369	$536,000	$536,000	$536,000

Cash Incentive Awards

Annual cash incentive awards provide an element of compensation that is contingent on, and motivates the achievement of, annual performance objectives. The performance objectives may vary and be weighted differently for each position and may use multiple measures of performance, including individual, business unit, management unit and Company performance goals.

First Half 2024 Cash Incentive Awards – Legacy Cedar Fair

Legacy Cedar Fair set performance objectives and percentage of base salary that could be earned as a cash incentive for fiscal year 2024 in March 2024. The legacy Cedar Fair 2024 cash incentive awards were based on legacy Cedar Fair functional currency Adjusted EBITDA before incentive-based compensation expenses financial goals. Adjusted EBITDA was a key metric for legacy Cedar Fair as it was well understood by its investor community and internal participants.

The 2024 target awards for the legacy Cedar Fair NEOs (as a percentage of 2024 base salary and in dollars) were as follows. The target award amounts were set to reflect a full year award opportunity (subject to proration based on timing of the Merger completion):

Target 2024 Cash Incentive Awards – Legacy Cedar Fair
Named Executive Officer	Target Award as a Percentage of 2024 Pre-Merger Annual Salary	Target Award in Dollars (full year, before proration for Merger close timing)
Zimmerman	150%	$1,500,000
Witherow	100%	$607,100
Fisher	125%	$851,625
Nurse	100%	$500,000
White	80%	$336,000

A pro-rata portion of the 2024 cash incentive awards was paid to the legacy Cedar Fair NEOs based on target performance (which was the greater of actual and target performance as provided in the Merger Agreement) following the closing of the Merger. The remaining portion of the legacy Cedar Fair cash incentive awards was canceled. Final first half 2024 cash incentive payouts for the legacy Cedar Fair NEOs were as follows:

Final Payouts – Pre-Merger First Half 2024 Cash Incentive Awards – Legacy Cedar Fair
Named Executive Officer	First Half Cash Incentive Payout (Prorated)*	First Half Cash Incentive Payout as a Percentage of 2024 Pre-Merger Annual Salary
Zimmerman	$750,000	75%
Witherow	$303,550	50%
Fisher	$425,813	63%
Nurse	$250,000	50%
White	$168,000	40%

*	50% of the full year target award (i.e., prorated for the six months of performance prior to the Merger closing).

Potential payouts for the legacy Cedar Fair annual cash incentive awards were based on specified threshold, target and maximum levels of performance and were interpolated for performance between those levels. The following scale applied to calculating the legacy Cedar Fair 2024 annual cash incentive award payouts (with amounts interpolated between the various levels):

Level of Performance as a Percentage of legacy Cedar Fair Financial Target Achieved	Payout as a Percentage of Target Award (legacy Cedar Fair-based portion)
< 91% of target	No Payout
= 91% of target	25%
= 93% of target	50%
= 100% of target	100%
≥ 105% of target	200%

The target functional currency Adjusted EBITDA before incentive compensation expense for the first six months of 2024 was $124.0 million. For January 1, 2024 through June 30, 2024, legacy Cedar Fair achieved functional currency Adjusted EBITDA before incentive compensation expense of $122.0 million, which represented approximately 98% of the target. See Compensation Discussion and Analysis – Compensation Performance Measures for an explanation of how we compute this measure. Legacy Cedar Fair approved paying out a prorated portion of its 2024 cash incentive awards at the greater of actual and target performance, consistent with the merger agreement terms. Accordingly, with performance for the first six months of 2024 2% below the target level, payouts were at 50% of the full year target award amounts.

First Half 2024 Cash Incentive Awards – Legacy Six Flags

Legacy Six Flags set performance objectives and percentage of base salary that could be earned as a cash incentive for fiscal year 2024 in February 2024. The legacy Six Flags 2024 cash incentive awards were based on legacy Six Flags Adjusted EBITDA financial goals. Adjusted EBITDA was the key metric for legacy Six Flags as it was well understood by its investor community and internal participants.

The 2024 target awards for the legacy Six Flags NEOs, as a percentage of 2024 base salary and in dollars, were as follows. The target award amounts were set to reflect a full year award opportunity (subject to proration in connection with the Merger completion):

Target 2024 Cash Incentive Awards – Legacy Six Flags
Named Executive Officer	Target Award as a Percentage of 2024 Pre-Merger Annual Salary	Target Award in Dollars (full year, before proration for Merger close timing)
Bassoul	150%	$2,325,000
Mick	120%	$643,200

A pro-rata portion of the 2024 cash incentive awards was paid to the legacy Six Flags NEOs at target, which was the greater of actual and target performance at the closing of the Merger. The remaining portion of the legacy Six Flags cash incentive awards was canceled. Final first half 2024 cash incentive payouts for the legacy Six Flags NEOs were as follows:

Final Payouts – Pre-Merger First Half 2024 Cash Incentive Awards – Legacy Six Flags
Named Executive Officer	First Half Cash Incentive Payout (Prorated)*	First Half Cash Incentive Payout as a Percentage of 2024 Pre-Merger Annual Salary
Bassoul	$1,162,500	75%
Mick	$321,600	60%

*	50% of the full year target award (i.e., prorated for the six months of performance prior to the Merger closing).

Potential payouts for the legacy Six Flags annual cash incentive awards were based on specified threshold, target and maximum levels of performance and were interpolated for performance between those levels. The following scale applied to calculating the legacy Six Flags 2024 annual cash incentive award payouts (with amounts interpolated between the various levels):

Level of Performance as a Percentage of legacy Six Flags Financial Target Achieved	Payout as a Percentage of Target Award (legacy Six Flags-based portion)
< 94% of target	No Payout
= 94% of target	50%
= 100% of target	100%
≥ 114% of target	200%

The legacy Six Flags target Adjusted EBITDA for the first six months of 2024 was $117.1 million. For January 1, 2024 through June 30, 2024, legacy Six Flags achieved Adjusted EBITDA of $111.1 million, which represented approximately 95% of the target. See Compensation Discussion and Analysis – Compensation Performance Measures for an explanation of how Adjusted EBITDA is computed. Legacy Six Flags approved paying out a prorated portion of its 2024 cash incentive awards at the greater of actual and target performance, consistent with the merger agreement terms. Accordingly, with performance for the first six months of 2024 below the target level by 5%, payouts were at 50% of the full year target award amounts.

Post-Merger Second Half 2024 Cash Incentive Awards

Following the closing of the Merger and the cancellation of the remaining unpaid portions of the legacy companies’ annual cash incentive awards, we established combined Company goals for the second half of 2024 and approved target second half cash incentive awards based on Adjusted EBITDA goals, to incentivize the management team to drive Company performance in the first six months following the closing.

The target cash incentive award opportunities for the second half of 2024 for the named executive officers (as a percentage of post-Merger 2024 base salary and in dollars) were as follows:

Target Post-Merger Second Half 2024 Cash Incentive Awards
Named Executive Officer	Target Award as a Percentage of 2024 Post-Merger Annual Salary*	Target Second Half Award in Dollars
Zimmerman	75%	$825,000
Bassoul	75%	$1,162,500
Witherow	50%	$335,000
Fisher	63%	$468,750
Nurse	50%	$300,000
White	40%	$184,000
Mick	60%	$321,600

*	Reflects 50% of the named executive officer’s target annual cash incentive award under the employment agreement terms.

Final cash incentive award payouts for the second half of 2024 for the named executive officers were as follows:

Final Payouts – Post-Merger Second Half 2024 Cash Incentive Awards
Named Executive Officer	Second Half Cash Incentive Payout	Second Half Cash Incentive Payout as a Percentage of Target	Second Half Cash Incentive Payout as a Percentage of 2024 Post-Merger Annual Salary
Zimmerman	$452,925	54.9%	41%
Bassoul	$995,100	85.6%	64%
Witherow	$183,915	54.9%	27%
Fisher	$257,344	54.9%	34%
Nurse	$164,700	54.9%	27%
White	$101,016	54.9%	22%
Mick	$176,558	54.9%	33%

Payouts for the post-Merger cash incentive awards for the second half of 2024 were based on specified threshold, target and maximum levels of combined Company performance and were interpolated for performance between those levels. Payouts for the post-Merger cash incentive awards for the second half of 2024 were calculated at the following scale (with amounts interpolated between the various levels) for all the NEOs, except Mr. Bassoul (whose scale was in accordance with the terms of his employment agreement):

Level of Performance as a Percentage of Company Financial Target Achieved	Payout as a Percentage of Target Award (Company-based portion)
< 91% of target	No Payout
= 91% of target	25%
= 100% of target	100%
≥ 105% of target	200%
Mr. Bassoul’s post-Merger cash incentive award for the second half of 2024 was calculated at the following scale (with amounts interpolated between the various levels):

Level of Performance as a Percentage of Company Financial Target Achieved	Payout as a Percentage of Base Salary (Company-based portion)
< 75% of target	No Payout
= 75% of target	50%
= 100% of target	100%
≥ 150% of target	300%
The target Adjusted EBITDA for the second half of 2024 was $811 million. The Company achieved Adjusted EBITDA of $767 million, which represented approximately 95% of the target. See Compensation Discussion and Analysis – Compensation Performance Measures for an explanation of how we compute this measure. Based on this level of performance achievement and the applicable payout scale, the payouts of the second half of 2024 cash incentive awards were at 54.9% of their respective targets for the named executive officers other than Mr. Bassoul, and Mr. Bassoul’s payout was at 85.6% of the target award.
Long-Term Incentive Compensation
We provide long-term incentive compensation awards to senior management. We give a greater weighting to long-term awards than to short-term compensation opportunities in our overall compensation program. We use these types of awards because we believe they give key employees a proprietary and vested interest in our growth and performance, and they directly align key employees’ interests with those of our stockholders. We also believe that the vesting schedule for these awards aids us in retaining executives and motivates superior performance over the long term. Our 2024 Omnibus Incentive Plan allows us to grant stock options, stock appreciation rights, restricted stock awards, restricted stock units (including performance units), other awards and dividend equivalent rights. The sections below summarize equity awards granted by legacy Cedar Fair in 2024 prior to the closing of the Merger, as well as grants of initial post-Merger performance stock unit awards to the named executive officers. Legacy Six Flags did not make long-term incentive grants to the legacy Six Flags NEOs prior to the Merger for the first half of 2024. We do not grant option awards and, therefore, the Company does not have a policy on the timing of awarding options in relation to the disclosure of material nonpublic information.
Pre-Merger

Legacy Cedar Fair 2024 Long-Term Incentive Compensation Awards
Legacy Cedar Fair made its typical long-term equity grants in March 2024 while the Merger was pending and as permitted under the merger agreement. The legacy Cedar Fair NEOs’ 2024 equity awards continued to follow the legacy company’s general approach of using a mix of performance unit awards and time-based restricted unit awards. Legacy Cedar Fair NEOs’

pre-Merger

2024 equity grants were weighted at 70% performance awards and 30% time-based units. The restricted units (which converted into Company restricted stock awards at the time of the Merger) vest in equal increments over a three-year period consistent with prior year awards. Legacy Cedar Fair set two three-year cumulative goals for the 2024-2026 performance unit awards:

Un-levered

Pre-Tax

Free Cash Flow (weighted at 60%) and Adjusted EBITDA (weighted at 40%). These goals were viewed to be effective to align those awards with goals of strengthening the balance sheet and executing a dimensionalized and balanced capital allocation strategy. The 2024-2026 performance unit awards were converted into corresponding time-based Company restricted stock unit awards at the Merger closing.

Following are the legacy Cedar Fair NEOs’ March 2024 targeted long-term incentive awards, which were determined as a target dollar value at grant, along with the percentage of base salary that those target dollar values reflect:

Total Target Values – Pre-Merger Legacy Cedar Fair 2024 Long-Term Incentive Awards
Named Executive Officer	LTI Award at Grant in Dollars	LTI Award as a Percentage of 2024 Pre-Merger Annual Base Salary
Zimmerman	$4,999,996	500%
Witherow	$1,450,040	239%
Fisher	$1,660,003	244%
Nurse	$1,000,008	200%
White	$840,016	200%

In setting long-term incentive award levels for 2024, the legacy Cedar Fair compensation committee focused primarily on the dollar value of the awards, including the relation to total targeted direct compensation and in the context of its most recently refreshed peer group analysis and market comparability study. Once grant date target award values were established, they were allocated to performance unit awards (at target) (70%) and restricted unit awards (30%) and converted to a number of units based on the unit price on the day before the grant date.

Legacy Cedar Fair 2024-2026 Performance Unit Awards

The pre-Merger numbers of potential performance units that could have been earned (1) for achieving targeted performance, and (2) for maximum performance under the performance unit awards granted to the Legacy Cedar Fair NEOs in March 2024 were as follows:

Named Executive Officer	2024-2026 Performance Unit Awards (Target) (pre-Merger units)	2024-2026 Performance Unit Awards (Maximum) (pre-Merger units)
Zimmerman	84,398	105,498
Witherow	24,476	30,595
Fisher	28,020	35,025
Nurse	16,880	21,100
White	14,179	17,724

The potential payouts were tied to the level of achievement of three-year cumulative Un-Levered Pre-Tax Free Cash Flow (weighted at 60%) and Adjusted EBITDA (weighted at 40%), and no awards would be paid if the threshold level of performance was not achieved, under the initial terms of the awards. See Compensation Discussion and Analysis – Compensation Performance Measures for a discussion of how these goals are defined and measured. Payouts of these awards would have been based on the following scale (with amounts interpolated between the various levels):

Level of Performance as a Percentage of Financial Targets Achieved	Payout as a Percentage of Target Number of Units
< 93% of target	No Payout
= 93% of target	50%
= 100% of target	100%
≥ 101% of target	125%

These awards accrued distribution equivalents in cash up and until the Merger, and accrue dividend equivalents in cash when the Company makes dividend payments to its stockholders, which will be paid out along with the original awards. Any payouts would be after the end of the performance period only in shares of common stock, consistent with the program’s focus on alignment with stockholder interests. The target number of performance units were converted into corresponding time-based restricted stock units denominated in shares of the Company’s common stock at the closing of the Merger based upon the legacy Cedar Fair merger exchange ratio, and no performance conditions remain post-Merger. The converted awards are subject to time-based vesting and otherwise remain outstanding and subject to the same terms and conditions as applied prior to the Merger, including vesting protections for qualifying terminations that occur within a period of 24 months following the Merger closing date. Subject to approval requirements in the merger agreement, the legacy Cedar Fair board had retained, but did not exercise, the discretion to only convert a pro rata portion of these awards.

2024 Restricted Unit Awards

The time-based restricted unit awards granted to the legacy Cedar Fair NEOs in March 2024, constituted 30% of the total legacy Cedar Fair 2024 LTIP awards and were as follows:

Named Executive Officer	2024 Restricted Unit Awards (pre-Merger Units)
Zimmerman	36,171
Witherow	10,490
Fisher	12,009
Nurse	7,234
White	6,077

Under the merger agreement, these (and other) legacy Cedar Fair restricted units were converted into a corresponding Company restricted stock award, with the number of shares of the Company’s common stock subject to such converted award based on the Cedar Fair exchange ratio in the merger agreement. The converted legacy Cedar Fair equity awards are subject to time-based vesting and remain outstanding and subject to the same terms and conditions as applied to the corresponding legacy Cedar Fair equity award immediately prior to the applicable time, including vesting protections for qualifying terminations that occur within a period of 24 months following the Merger closing date. One-third of these time-based restricted stock awards vests each year over an approximate three-year period. The restricted periods lapse in March of 2025, 2026 and 2027, subject to the executive’s continuous employment through the applicable payment date and applicable exceptions. Restricted units are non-transferable during the restricted period. These awards will accrue dividend equivalents if and when the Company makes dividend payments to its stockholders, which will be paid out in cash upon the lapse of the restricted period. The awards are subject to continued vesting in qualifying termination situations and include exceptions for double trigger change-in-control situations.

Initial Post-Merger Performance Stock Unit Awards

The Compensation Committee recommended and the Board granted initial post-merger performance stock unit awards (“Initial Post-Merger Performance Stock Unit Awards”) in 2024 in order to incentivize our team to drive Adjusted EBITDA performance in the 12-30 months following the completion of the Merger.

The following are the Initial Post-Merger Performance Stock Unit Award values, which were determined as a target dollar value at grant:

Named Executive Officer	Initial Post-Merger Performance Stock Unit Award at Grant in Dollars*
Zimmerman	$7,387,524
Bassoul	$13,600,710
Witherow	$2,390,089
Fisher	$2,955,037
Nurse	$1,825,142
White	$629,984
Mick	$2,677,907

*	Amounts shown reflect the value at grant of the target number of the Initial Post-Merger Performance Stock Unit awards.

In setting long-term incentive award levels for the second half of 2024, the Compensation Committee set the target Initial Post-Merger Performance Stock Unit Award amounts at levels consistent with the post-Merger annual long-term incentive compensation values approved for the legacy Cedar Fair NEOs employment agreements.

The numbers of potential shares of common stock that may be earned under the Initial Post-Merger Performance Stock Unit Awards (1) for achieving targeted performance, and (2) at maximum, were as follows:

Named Executive Officer	Initial Post-Merger Performance Stock Unit Awards (Target)	Initial Post-Merger Performance Stock Unit Awards (Maximum)
Zimmerman	163,116	326,232
Bassoul	261,000	522,000
Witherow	52,773	105,546
Fisher	65,247	130,494
Nurse	40,299	80,598
White	13,910	27,820
Mick	51,390	102,779

Each executive will be eligible to receive between 0% and 200% of the target number of shares under the performance stock units. The performance stock units will be eligible to vest based on the attainment of specified trailing-four-quarter Adjusted EBITDA performance goals attained by the Company during the 12 to 30 months following the closing of the Merger. The performance period ends December 31, 2026, and payouts are subject to each executives’ continued employment with the Company through the determination date following the end of the performance period. Payouts of the Initial Post-Merger Performance Stock Unit Awards will be based on the following scale (with amounts interpolated between the various levels):

Level of Performance as a Percentage of Financial Targets Achieved	Payout as a Percentage of Target Number of Shares
< 94% of target	No Payout
= 94% of target	25%
= 96% of target	50%
= 100% of target	100%
≥ 108% of target	200%

These awards will not accrue dividend equivalents. If earned, the Initial Post-Merger Performance Stock Unit Awards would be paid after the end of the performance period only in shares of common stock, consistent with our program’s focus on alignment with stockholder interests, and subject to the executive remaining in continuous employment through the payment date except for certain qualifying terminations.

Merger Completion Awards

Legacy Cedar Fair approved transaction-based awards (the “Merger Completion Awards”) to the legacy Cedar Fair NEOs to recognize their efforts in driving to a successful completion of the Merger. Messrs. Zimmerman, Witherow, Fisher and Nurse received unit-based awards, and Mr. White’s award would pay out in cash. All of the Legacy Cedar Fair NEO’s Merger Completion Awards were subject to the Merger closing and would only be earned if the Merger closed.

Upon the closing of the Merger, Messrs. Zimmerman, Witherow, Fisher and Nurse’s Merger Completion Awards were converted into corresponding awards denominated in shares of the combined company’s common stock, based on the Cedar Fair exchange ratio set forth in the merger agreement. For Messrs. Zimmerman, Witherow, Fisher and Nurse, 50% of the equity was payable 12 months after the grant date, and the other 50% of the equity is payable on June 4, 2025, subject to the continuous employment requirements of the awards. A portion of the restricted stock underlying Mr. Zimmerman’s Merger Completion Awards was granted in December 2023, and a portion was granted in February 2024. Mr. White’s merger completion award was paid in cash following the closing of the Merger.

Mr. Bassoul also received a merger completion award. 50% of Mr. Bassoul’s merger completion award was paid in cash upon the closing of the Merger and the other 50% was paid in legacy Six Flags restricted stock, which vested upon the closing of the Merger and converted into the applicable number of shares of Company common stock based on exchange ratio set forth in the Merger Agreement.

Prior Year Award Conversions and Performance Determinations

Legacy Cedar Fair – At the time of the Merger, pursuant to the merger agreement, the legacy Cedar Fair NEOs’ outstanding performance unit awards converted into corresponding time-based restricted stock units denominated in shares of the Company’s common stock based on the greater of target and actual performance, as assessed by the legacy company’s compensation committee and further described below. The number of shares of the Company’s common stock resulting from the conversion was based on the Cedar Fair exchange ratio in the merger agreement. The converted awards remain subject to the same terms and conditions as applied to the corresponding legacy Cedar Fair equity award immediately prior to the Merger (including service-based vesting conditions), except these awards are no longer subject to future performance-based vesting conditions.

•

Legacy Cedar Fair 2021-2025 Performance Unit Awards – converted at 250% out of a possible 300%: Awards had three components: (1) Adjusted EBITDA, (2) net leverage ratio and (3) un-levered pre-tax free cash flow. The total converted award at 250% in relation to each component is further detailed below.

•

150% of the 250% reflected the conversion of 150% of the remaining Adjusted EBITDA component of these awards (less the 80% payout previously made for 2023 performance) to time-based awards in the Merger. Legacy Cedar Fair achieved functional currency Adjusted EBITDA of $103.0 million in the first six months of 2024. The legacy Cedar Fair compensation committee determined that legacy Cedar Fair was on pace to achieve a total Adjusted EBITDA component payout of 150% (inclusive of the 80% payout achieved in 2023). The performance goals for 2024 functional currency Adjusted EBITDA under the 2021-2025 performance units and related payout scale as a percentage of target were as follows (with amounts interpolated between levels): less than $555.21 million (no payout); $555.21 million (50% payout); $597 million (100% payout); $626.85 million (150% payout); and $638.79 million (200% payout).

•

50% of the 250% total for these awards was converted for the target net leverage portion of these awards. Legacy Cedar Fair achieved the net leverage ratio of 4.2x for 2023, which achieved the goal of having a net leverage ratio less than 5.0x for 2023. Full payouts of the net leverage component of these awards thus were made in March 2025, subject to continuous employment requirements under the award terms.

•

50% of the 250% total for these awards was converted to account for the target free cash flow portion of these awards. Legacy Cedar Fair did not achieve its 2023 un-levered pre-tax free cash flow target, and achieved un-levered pre-tax free cash flow of -$9.68 million for the first six months of 2024. The 2024 un-levered pre-tax free cash flow target was $420 million.

•

Legacy Cedar Fair 2022-2024 Performance Unit Awards – converted at 200%: From the beginning of the applicable performance period through the closing of the Merger, legacy Cedar Fair achieved cumulative un-levered pre-tax free cash flow of $976.17 million. The compensation committee of legacy Cedar Fair determined that legacy Cedar Fair was on pace to achieve 119% of the cumulative un-levered pre-tax free cash flow target of $1.153 billion at the time of the Merger, resulting in conversion of the award at the 200% payout level. The performance goals for the 2022-2024 performance unit awards and related payout scale as a percentage of target were as follows (with amounts interpolated between levels): less than $1.072 billion (no payout); $1.072 billion (50% payout); $1.153 billion (100% payout); $1.211 billion (150% payout); and $1.234 billion (200% payout).

•

Legacy Cedar Fair 2023-2025 Performance Unit Awards – converted at target: From the beginning of the applicable performance period through the closing of the Merger, legacy Cedar Fair achieved cumulative un-levered pre-tax free cash flow of $297.57 million. The compensation committee of legacy Cedar Fair determined that legacy Cedar Fair was on pace to achieve 93% of the cumulative un-levered pre-tax free cash flow target of $1.162 billion at the time of the Merger, resulting in conversion of the award at the target (100%) level in accordance with the Merger agreement. The performance goals for the 2023-2025 performance unit awards and related payout scale as a percentage of target were as follows (with amounts interpolated between levels): less than $1.081 billion (no payout); $1.081 billion (50% payout); $1.162 billion (100% payout); $1.22 billion (150% payout); and $1.243 billion (200% payout).

•

Legacy Cedar Fair 2024-2026 Performance Unit Awards – converted at target: From the beginning of 2024 through the closing of the Merger, legacy Cedar Fair achieved cumulative un-levered pre-tax free cash flow of -$9.68 million and Adjusted EBITDA of $108.28 million. The compensation committee of legacy Cedar Fair determined that it was too early to declare performance above target, and therefore, in accordance with the terms of the Merger agreement, these awards would convert at target. The three-year cumulative performance goals for the 2024-2026 performance unit awards and related payout scale as a percentage of target were as follows (with amounts interpolated between the various levels): for the un-levered pre-tax free cash flow portion, less than $1.097 billion (no payout); $1.097 billion (50% payout); $1.180 billion (100% payout); $1.192 billion (125% payout); and for the Adjusted EBITDA portion, less than $1.744 billion (no payout); $1.744 billion (50% payout); $1.875 billion (100% payout); and $1.894 billion (125% payout).

Legacy Six Flags – As agreed in connection with the Merger, a portion of the legacy Six Flags performance stock unit awards held by each of Mr. Bassoul and Mr. Mick, whether vested or unvested, were settled in restricted shares of legacy Six Flags common stock immediately prior to closing and then converted into fully vested shares of Company common stock at the time of the Merger. As provided in the Merger Agreement and related arrangements with such executives, the remaining portion of pre-Merger legacy Six Flags’ performance stock unit awards held by Messrs. Bassoul and Mick immediately prior to closing were forfeited at the closing, and the Company granted Messrs. Bassoul and Mick Initial Post-Merger Performance Stock Unit Awards based upon post-closing combined Company goals and in amounts commensurate with the pre-Merger performance award opportunities otherwise being forfeited at the closing.

2025 Compensation Program Updates

The approved executive compensation program for 2025 is aligned with the executives’ employment agreements, and includes a mix consistent with the legacy Cedar Fair approach. Accordingly, the 2025 executive compensation program includes base salary, annual cash incentive awards and (for the legacy Cedar Fair NEOs) long-term equity awards. The 2025 annual cash incentive awards are based on Adjusted EBITDA goals for 2025, and the long-term equity awards consist of 30% restricted stock with ratable vesting over three years, and 70% performance stock unit awards based on cumulative un-levered pre-tax free cash flow goals for 2025-2027. The Company did not grant equity awards to the legacy Six Flags NEOs in 2025.

Employment Agreements, Post-Employment and Change in Control Compensation

We entered into employment agreements with Messrs. Zimmerman, Bassoul, Witherow, Fisher, Nurse, White and Mick in connection with or following the Merger. Each employment agreement specifies base salary level and provides for or confirms the initial post-Merger performance stock unit award. The employment agreements also provide that each of Messrs. Zimmerman, Witherow, Fisher and Nurse will receive, and provided that Mr. White would receive, certain target levels of annual cash incentive awards and annual equity grants during the terms of their respective employment agreement having certain target values on the date of grant, with the terms and conditions of awards to be determined by the Board. Mr. Bassoul’s employment agreement provides that he will receive, and Mr. Mick’s employment agreement provided that he would receive certain target levels of annual cash incentive awards during the terms of their respective employment agreement having certain target values on the date of grant, with the terms and conditions of awards to be determined by the Board.

The employment agreements provide for certain benefits in termination and change-in-control situations. In addition, certain of our incentive plans contain termination and change-in-control provisions that apply to our named executive officers. The employment agreements foster long-term retention while still allowing the Compensation Committee to exercise discretion in setting performance goals and designing incentive compensation award structures. The agreements that would apply to our named executive officers in a termination and change-in-control situation, and the separation and release agreements entered into in connection with Mr. White’s and Mr. Mick’s departures from the Company, are discussed in detail under the Potential Payments Upon Termination or Change in Control section below. See also Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Other Awards.

Clawback Policy

Prior to the Merger, each of legacy Cedar Fair’s and legacy Six Flags named executive officers’ incentive-based compensation was subject to their respective clawback policies, which the legacy companies adopted or updated in 2023 in order to comply with Section 10D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the rules promulgated thereunder, and the applicable listing standards of the New York Stock Exchange (the “NYSE”). Following the Merger, each named executive officers’ incentive-based compensation became subject to the Company’s Clawback Policy. Under our Clawback Policy, if the Company is required to prepare an accounting restatement, our Board shall require reimbursement or forfeiture of any excess incentive-based compensation received by any executive officer during the three (3) completed fiscal years immediately preceding the date on which the Company is required to make the restatement. Our employment agreements and certain other arrangements such as our equity awards also contain certain clawback provisions.

Retirement Programs

Prior to the Merger, Legacy Cedar Fair’s named executive officers participated in the tax-qualified Cedar Fair Retirement Savings Plan. This plan, or a similar plan, was available to all eligible employees and contained a 401(k) matching program. It also had a profit-sharing component through 2022, with the annual amount of the profit-sharing contribution determined by the Board, after consideration of the legacy Cedar Fair’s compensation committee’s recommendation.

Similarly, legacy Six Flags maintained a contributory 401(k) plan available to employees of legacy Six Flags who met the age and service requirements. Legacy Six Flags made matching contributions in the amount of 100% of the first 3% of salary contributions and 50% of the next 2% of salary contributions made by employees for a total match contribution of 4% (subject to tax law limits). Legacy Six Flags also maintained a Supplemental 401(k) Plan, although none of its named executive officers participated in such plan.

The Company assumed the legacy Cedar Fair and legacy Six Flags retirement programs in the Merger. Effective January 1, 2025, the legacy Cedar Fair plan was redesigned to align with the legacy Six Flags salary contribution and company matching schedule. Our contributions under these plans for the named executive officers are included in the “All Other Compensation” column of the Summary Compensation Table.

Perquisites

Prior to the Merger, legacy Cedar Fair historically provided limited perquisites to certain of its named executive officers that it viewed to be reasonable, competitive and consistent with its overall compensation philosophy. When used, legacy Cedar Fair believed that these benefits generally enhanced the competitiveness of their compensation packages and represented a small percentage of overall compensation. Prior to the Merger, legacy Six Flags also historically provided a limited number of perquisites and other personal benefits to its named executive officers, which it viewed to be reasonable and consistent with market practices.

The Company currently provides limited perquisites to certain of our named executive officers that we believe are reasonable, competitive and consistent with our overall compensation philosophy. When used, we believe that these benefits generally enhance the competitiveness of our compensation packages and represent a small percentage of overall compensation. The Company covers and reimburses commuting expenses for Mr. Nurse, including the cost of housing and transportation in connection with his travel to our office in Charlotte, NC. The Company also covers travel expenses for Mr. Bassoul. Amounts for such commuting expenses are included in the “All Other Compensation” column of the Summary Compensation Table.

RISK ASSESSMENT PROCESS

The Compensation Committee has reviewed our compensation programs and concluded that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. This risk assessment process included a review of the design and operation of our compensation programs, consultation with our compensation consultants, review of a risk assessment matrix which aided us in the process of identifying and evaluating situations or compensation elements that may raise material risks, and an evaluation of the controls and processes we have in place to manage those risks. Because we provide different types of compensation, consider various factors in assessing Company and individual performance, and the Compensation Committee retains discretion in certain compensation matters, we believe that our compensation program provides an effective and appropriate mix of incentives to help ensure the Company’s performance is focused on long-term value creation and does not encourage our executives to take unreasonable risks with respect to our business.

IMPACT OF ACCOUNTING CONSIDERATIONS

In adopting various executive compensation plans and packages, as well as in making certain executive compensation decisions, particularly with respect to grants of stock-based long-term incentive awards, the Compensation Committee considers the accounting treatment and the anticipated financial statement impact of such decisions, as well as the anticipated dilutive impact on stockholders.

SECURITIES TRADING POLICY

The Company has a policy governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees (or the company itself) that is reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. In addition, this policy restricts short sale transactions and transactions involving put or call options relating to Company securities, pledging of Company securities, and holding of Company securities in margin accounts.

Summary Compensation Table

The table below summarizes the total compensation paid to or earned by each of the named executive officers for the fiscal year ended December 31, 2024. The table also summarizes, for each of our named executive officers for 2024 who was also one of the named executive officers for either of the legacy companies for 2023 and/or 2022, the total compensation paid to or earned by the officer for the fiscal years ended December 31, 2023 and 2022.

(a)	(b)	(c)	(d)		(e)		(f)	(g)	(h)
Name and Principal Position	Year	Salary ($)	Bonus ($)		Unit and Stock Awards ($) (1)		Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Richard A. Zimmerman	2024	$1,050,000	—		$6,846,877		$1,202,925	$13,800	$9,113,602
President and Chief Executive Officer	2023	$950,000	—		$4,999,979		$565,725	$19,812	$6,535,516
	2022	$908,400	—		$4,375,035		$1,986,671	$15,676	$7,285,782
Selim Bassoul (4) Executive Chairman (former Chief Executive Officer of legacy Six Flags)	2024	$1,550,000	$1,500,000	(5)	$15,125,995	(8)	$2,157,600	$25,373	$20,358,969
	2023	$1,550,000	$2,325,000		$1,500,000		—	$25,309	$5,400,309
	2022	$1,550,000	—		$33,329		$340,446	—	$1,923,775
Brian C. Witherow	2024	$638,550	—		$2,047,551		$487,465	$13,556	$3,187,122
Chief Financial Officer	2023	$578,200	—		$1,450,020		$229,545	$19,812	$2,277,577
	2022	$561,400	—		$1,418,998		$820,205	$15,676	$2,816,279
Tim V. Fisher	2024	$715,650	—		$2,398,773		$683,157	$12,200	$3,809,780
Chief Operating Officer	2023	$648,900	—		$1,660,022		$322,016	$19,812	$2,650,750
	2022	$630,000	—		$3,783,005		$1,152,900	$15,676	$5,581,581
Brian M. Nurse	2024	$550,000	—		$1,456,304		$414,700	$40,710	$2,461,714
Chief Legal and Compliance Officer and Corporate Secretary	2023	$437,800	—		$749,997		$188,473	$43,823	$1,420,093
	2022	$425,000	—		$708,012		$619,863	$36,797	$1,789,672
Robert A. White (6)	2024	$440,000	$250,000	(7)	$997,535		$269,016	$13,800	$1,970,351
Chief Commercial Officer
Gary Mick (4)	2024	$536,000	—		$2,928,282	(8)	$498,158	$13,800	$3,976,241
Former Chief Integration Officer (former Chief Financial Officer of legacy Six Flags)	2023	$531,369	$612,000		$499,990		—	$11,719	$1,655,078
	2022	$256,154	—		$692,494		$34,445	$146,653	$1,129,746

(1)

The amounts in column (e) reflect the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of unit- and share-based awards granted during the fiscal year ended December 31, 2024, 2023 or 2022, as applicable.

The amounts included in this table for all performance and other incentive-based share awards were computed based on the probable outcome of the applicable performance conditions on the grant date, which was the target level of performance for all goals applicable to such awards except as otherwise indicated herein. The 2024 amount for each legacy Cedar Fair NEO includes the grant date fair value of the 2024 restricted unit awards, the grant date fair value of the performance unit awards for the 2024-2026 performance period and the grant date fair value of the Initial Post-Merger Performance Stock Unit Awards. The ASC Topic 718 grant date fair value of the 2024-2026 performance unit awards by executive assuming target and maximum levels of performance are as follows: Mr. Zimmerman - $3,499,985 (target), $4,374,981 (maximum); Mr. Witherow - $1,015,020 (target), $1,268,775 (maximum); Mr. Fisher - $1,161,989 (target), $1,452,487 (maximum); Mr. Nurse - $700,014 (target), $875,017 (maximum); and Mr. White - $588,003 (target), $735,004 (maximum). The grant date fair value of the Initial Post-Merger Performance Stock Unit Awards, based on the probable outcome of the performance condition at the grant date, is reflected at the threshold level, or 25% in column (e). The ASC Topic 718 grant date fair value of the Initial Post-Merger Performance Stock Unit Awards: Mr. Zimmerman - $7,387,524 (target), $14,775,047 (maximum); Mr. Bassoul - $13,600,710 (target), $27,201,420 (maximum); Mr. Witherow - $2,390,089 (target), $4,780,178 (maximum); Mr. Fisher - $2,955,037 (target), $5,910,073 (maximum); Mr. Nurse - $1,825,142 (target), $3,650,283 (maximum); Mr. Mick - $2,677,907 (target), $5,355,814 (maximum); and Mr. White - $629,984 (target), $1,259,968 (maximum). The 2024 amount for Mr. Zimmerman also includes an additional unit-based Merger Completion Award related to the Merger; however, since the consummation of the business combination was not deemed probable under ASC Topic 718 as of the grant date, the grant date fair value of the unit-based Merger Completion Award, based on the probable outcome of the performance condition at the grant date, is reflected as $0 in column (e). The grant date fair value of the number of units that were earned under Mr. Zimmerman’s award upon the closing of the Merger was $955,684.

The 2024 amount for each legacy Six Flags NEO also includes the grant date fair value associated with certain pre-Merger legacy Six Flags’ awards that were settled and vested at the time of the Merger (see footnote (8)).

The 2023 amount for each legacy Cedar Fair NEO includes the grant date fair value of the 2023 restricted unit awards and the grant date fair value of the performance unit awards for the 2023-2025 performance period. The ASC Topic 718 grant date fair value of the 2023-2025 performance unit awards by executive assuming target and maximum levels of performance are as follows: Mr. Zimmerman - $3,499,985 (target), $6,999,970 (maximum); Mr. Witherow - $1,015,005 (target), $2,030,010 (maximum); Mr. Fisher - $1,162,020 (target), $2,324,040 (maximum); and Mr. Nurse - $524,985 (target), $1,049,970 (maximum). Messrs. Zimmerman, Witherow, Fisher and Nurse also received unit-based Merger Completion Awards in December 2023 related to the Merger. Since the consummation of the business combination was not deemed probable under ASC Topic 718 as of the grant date, the grant date fair value of the unit-based Merger Completion Awards, based on the probable outcome of the performance condition at the grant date, is reflected as $0 in column (e). The grant date fair value of the number of units that were earned under the December 2023 awards upon the closing of the Merger were as follows: Mr. Zimmerman - $3,571,295; Mr. Witherow - $1,999,985; Mr. Fisher - $1,999,985; and Mr. Nurse - $999,992.

The 2022 amount for each legacy Cedar Fair NEO includes the grant date fair value of the 2022 restricted unit awards and the grant date fair value of the performance unit awards for the 2022-2024 performance period. The ASC Topic 718 grant date fair value of the 2022-2024 performance unit awards by executive assuming target and maximum levels of performance are as follows: Mr. Zimmerman - $3,062,525 (target), $6,125,049 (maximum); Mr. Witherow - $993,276 (target), $1,986,552 (maximum); Mr. Fisher - $1,120,009 (target), $2,240,018 (maximum); and Mr. Nurse - $495,609 (target), $991,217 (maximum). The 2022 amount for Mr. Fisher also includes an additional 50,000 time-based restricted units award made to Mr. Fisher in August 2022 in recognition of Mr. Fisher’s leadership and efforts in completing the sale of the land at California’s Great America.

Assumptions used in the calculation of these amounts are discussed in Note 9 to the Company’s audited financial statements for the fiscal year ended December 31, 2024, included in the Original 10-K.

(2)

The amounts in column (f) reflect cash incentive awards to the named executive officers for the applicable year. See the discussion under Compensation Discussion and Analysis – Elements of Executive Compensation – Cash Incentive Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Cash Incentive Awards.

(3)

The amounts shown in column (g) reflect, for each named executive officer, 401(k) matching contributions and profit-sharing contributions. Prior to March 27, 2023, 401(k) matching contributions to legacy Cedar Fair NEOs were 3% of pay and profit-sharing contributions were 4% of pay up to the respective limitations imposed under rules of the Internal Revenue Service. Beginning March 27, 2023, legacy Cedar Fair increased 401(k) matching contributions from 3% of pay to 4% of pay and discontinued profit-sharing contributions. There were no 2022 profit-sharing contributions for Mr. Nurse as he was not employed with us during the respective performance period. The amounts shown in column (g) for Mr. Bassoul also reflect $25,373 of commuting expenses for 2024 and for Mr. Nurse also reflect $26,910, $30,988 and $30,047 of commuting expense for 2024, 2023 and 2022, respectively. Commuting costs include the cost of accommodations and transportation in connection with travel to company offices. For 2023, amounts reported for Messrs. Bassoul and Mick reflect relocation expenses. For additional discussion of contributions that we make for our named executive officers under our Retirement Savings Plan and of perquisites we provide our named executive officers, see Compensation Discussion and Analysis – Elements of Executive Compensation – Retirement Programs and Compensation Discussion and Analysis – Elements of Executive Compensation – Perquisites.

(4)

Prior to the Merger, Mr. Bassoul was the President and Chief Executive Officer of legacy Six Flags and Mr. Mick was the Chief Financial Officer of legacy Six Flags. Both individuals entered into employment agreements with the combined Company on July 1, 2024 with Mr. Bassoul becoming the Executive Chairman of the Board and Mr. Mick becoming the Chief Integration Officer of the Company. The amounts shown in the table include compensation awarded to, earned by, and/or paid to each of Mr. Bassoul and Mr. Mick in 2024 prior to the Merger from legacy Six Flags, in addition to the compensation awarded to, earned by, and paid to the executives by the Company following the Merger. Mr. Mick departed from the Company on March 28, 2025.

(5)

Reflects the $1.5 million cash portion of Mr. Bassoul’s merger completion award paid out upon the close of the Merger. See Compensation Discussion and Analysis – Elements of Executive Compensation – Merger Completion Awards.

(6)	Mr. White’s 2023 and 2022 compensation is not included because he was not a named executive officer in 2023 or 2022. Mr. White will depart from the Company on May 2, 2025.

(7)

Mr. White received a $250,000 Merger Completion Award which was paid following the close of the Merger. See Compensation Discussion and Analysis – Elements of Executive Compensation – Merger Completion Awards.

(8)

Pursuant to the merger agreement and prior to the Merger, 246,426 of legacy Six Flags’ restricted stock units and 300,000 of then-outstanding legacy Six Flags’ performance stock units held by Mr. Bassoul, and 33,346 of legacy Six Flags’ restricted stock units and 67,216 of legacy Six Flags’ performance stock units held by Mr. Mick, were settled in restricted shares of legacy Six Flags common stock. In addition, Mr. Bassoul held 62,370 restricted shares of legacy Six Flags common stock pursuant to his merger completion award in December 2023. At the time of the Merger, such legacy Six Flags’ restricted shares fully vested and converted into shares of the Company’s common stock pursuant to the Six Flags exchange ratio in the merger agreement. Amounts for Mr. Bassoul and Mr. Mick include $11,725,817 and $2,258,825, respectively, in incremental fair value attributed to such legacy Six Flags awards paid out on July 1, 2024.

Grants of Plan-Based Awards Table for 2024

(a)	(b)	(c)		(d)		(e)		(f)		(g)		(h)		(i)		(j)	(k)	(l)
		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)		Target (#)		Maximum (#)		All Other Unit or Stock Awards: Number of Shares or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/unit or share)	Grant Date Fair Value of Unit or Stock Awards ($)
Zimmerman	03/28/24	—		—		—		42,199	(4)	84,398	(4)	105,498	(4)	—		—	—	$3,499,985
	03/28/24	—		—		—		—		—		—		36,171	(5)	—		$1,500,011
	02/06/24	—		—		—		—		23,679	(6)	—		—		—	—	—
	08/20/24	—		—		—		40,779	(7)	163,116	(7)	326,232	(7)	—		—	—	$1,846,881
		$168,750	(1)	$750,000	(1)	$1,500,000	(1)	—		—		—		—		—	—	—
		$206,250	(2)	$825,000	(2)	$1,650,000	(2)	—		—		—		—		—	—	—
Bassoul	07/01/24	—		—		—		—		—		—		87,570	(8)	—	—	$773,619
	07/01/24	—		—		—		—		—		—		106,608	(8)	—	—	$9,067,140
	07/01/24	—		—		—		—		—		—		22,164	(8)	—	—	$1,885,058
	07/02/24	—		—		—		65,250	(7)	261,000	(7)	522,000	(7)	—		—	—	$3,400,178
		$581,250	(3)	$1,162,500	(3)	$2,325,000	(3)	—		—		—		—		—	—	—
		$387,500	(2)	$1,162,500	(2)	$2,325,000	(2)	—		—		—		—		—	—	—
Witherow	03/28/24	—		—		—		12,238	(4)	24,476	(4)	30,595	(4)	—		—	—	$1,015,020
	03/28/24	—		—		—		—		—		—		10,490	(5)	—	—	$435,020
	08/20/24	—		—		—		13,193	(7)	52,773	(7)	105,546	(7)	—		—	—	$597,511
		$68,299	(1)	$303,550	(1)	$607,100	(1)	—		—		—		—		—	—	—
		$83,750	(2)	$335,000	(2)	$670,000	(2)	—		—		—		—		—	—	—
Fisher	03/28/24	—		—		—		14,010	(4)	28,020	(4)	35,025	(4)	—		—	—	$1,161,989
	03/28/24	—		—		—		—		—		—		12,009	(5)	—	—	$498,013
	08/20/24	—		—		—		16,312	(7)	65,247	(7)	130,494	(7)	—		—	—	$738,770
		$95,808	(1)	$425,813	(1)	$851,625	(1)	—		—		—		—		—	—	—
		$117,188	(2)	$468,750	(2)	$937,500	(2)	—		—		—		—		—	—	—
Nurse	03/28/24	—		—		—		8,440	(4)	16,880	(4)	21,100	(4)	—		—	—	$700,014
	03/28/24	—		—		—		—		—		—		7,234	(5)	—	—	$299,994
	08/20/24	—		—		—		10,075	(7)	40,299	(7)	80,598	(7)	—		—	—	$456,297
		$53,125	(1)	$250,000	(1)	$500,000	(1)	—		—		—		—		—	—	—
		$75,000	(2)	$300,000	(2)	$600,000	(2)	—		—		—		—		—	—	—
White	3/28/24	—		—		—		7,090	(4)	14,179	(4)	17,724	(4)	—		—	—	$588,003
	3/28/24	—		—		—		—		—		—		6,077	(5)	—	—	$252,013
	8/20/24	—		—		—		3,478	(7)	13,910	(7)	27,820	(7)	—		—	—	$157,519
		$35,700	(1)	$168,000	(1)	$336,000	(1)	—		—		—		—		—	—	—
		$46,000	(2)	$184,000	(2)	$368,000	(2)	—		—		—		—		—	—	—
Mick	07/01/24	—		—		—		—		—		—		1,603	(8)	—	—	$41,323
	07/01/24	—		—		—		—		—		—		1,172	(8)	—	—	$30,220
	07/01/24	—		—		—		—		—		—		2,059	(8)	—	—	$58,016
	07/01/24	—		—		—		—		—		—		3,396	(8)	—	—	$97,654
	07/01/24	—		—		—		—		—		—		15,875	(8)	—	—	$1,363,979
	07/01/24	—		—		—		—		—		—		12,812	(8)	—	—	$667,633
	07/02/24	—		—		—		12,847	(7)	51,390	(7)	102,779	(7)	—		—	—	$669,457
		$160,800	(3)	$321,600	(3)	$643,200	(3)	—		—		—		—		—	—	—
		$80,400	(2)	$321,600	(2)	$643,200	(2)	—		—		—		—		—	—	—

(1)

Amounts reflect possible payouts for the first half of 2024 (i.e., half of the full year potential payouts) under the legacy Cedar Fair 2024 cash incentive awards based on legacy Cedar Fair functional currency Adjusted EBITDA before incentive compensation expense financial goals. The threshold, target and maximum opportunities in column (c), (d) and (e), respectively, assume achievement of the threshold, target or maximum level of the legacy Cedar Fair performance goals and represent the prorated portion of the full year possible payout opportunities based on Merger closing date of July 1, 2024. There was an additional level in between threshold and target for the Company performance goals for which 50% of that portion of the target award could have been earned. The portions of the full year potential legacy Cedar Fair 2024 cash incentive award opportunities that related to the second half of 2024 were cancelled upon the Merger closing, and post-Merger second half 2024 cash incentive awards were made by the combined Company.

(2)

Amounts reflect possible payouts under the post-Merger second half 2024 cash incentive awards based on Company Adjusted EBITDA goals. The threshold, target and maximum opportunities in column (c), (d) and (e), respectively, assume achievement of the threshold, target or maximum level of the Company performance goals.

(3)

Amounts reflect possible payouts for the first half of 2024 (i.e., half of the full year potential payouts) under the legacy Six Flags 2024 cash incentive awards based on based on legacy Six Flags Adjusted EBITDA financial goals. The threshold, target and maximum opportunities in column (c), (d) and (e), respectively, assume achievement of the threshold, target or maximum level of the legacy Six Flags performance goals and represent the prorated portion of the full year possible payout opportunities based on Merger closing date of July 1, 2024. The portions of the full year potential legacy Six Flags 2024 cash incentive award opportunities that related to the second half of 2024 were cancelled upon the Merger closing, and post-Merger second half 2024 cash incentive awards were made by the combined Company.

(4)

Amounts reflect a multi-year performance unit award for the January 1, 2024—December 31, 2026 performance period. The threshold, target and maximum potential number of performance units that could have been earned are set forth in columns (f), (g) and (h), respectively. See Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Incentive Compensation – Legacy Cedar Fair 2024-2026 Performance Unit Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Performance-Based Equity Awards.

(5)

Amounts reflect time-based restricted unit awards. The awards vest ratably over a three-year period beginning in February 2025. See Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Incentive Compensation – 2024 Restricted Unit Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Legacy Cedar Fair Restricted Unit Awards.

(6)

Amount reflects an additional unit-based award in recognition of Mr. Zimmerman’s efforts in connection with the Merger. Units were to be earned only if the closing occurred, and the amount in column (g) reflects the number of units that were earned upon closing. There were no threshold or maximum levels of achievement. 50% of this award was paid in February 2025 and the other 50% of the award will be payable in June 2025. Since the consummation of the business combination was not deemed probable under ASC Topic 718 as of the grant date, the grant date fair value is reflected as $0 in column (l). See Compensation Discussion and Analysis – Elements of Executive Compensation – Merger Completion Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Other Awards.

(7)

Amounts reflect Initial Post-Merger Performance Stock Unit Awards. The threshold, target and maximum potential number of performance units that could have been earned are set forth in columns (f), (g) and (h), respectively. There is an additional level in between threshold and target for which 50% of the award can be earned. See Compensation Discussion and Analysis – Elements of Executive Compensation – Long Term Incentive Compensation – Initial Post-Merger Performance Stock Unit Awards and Narrative to Summary Compensation and Grants of Plan-Based Awards Tables – Performance-Based Equity Awards.

(8)

Pursuant to the merger agreement and prior to the Merger, 246,426 of legacy Six Flags’ restricted stock units and 300,000 of then-outstanding legacy Six Flags’ performance stock units held by Mr. Bassoul, and 33,346 of legacy Six Flags’ restricted stock units and 67,216 of legacy Six Flags’ performance stock units held by Mr. Mick, were settled in restricted shares of legacy Six Flags common stock. In addition, Mr. Bassoul held 62,370 restricted shares of legacy Six Flags common stock pursuant to his merger completion award in December 2023. At the time of the Merger, such legacy Six Flags’ restricted shares fully vested and converted into shares of the Company’s common stock pursuant to the Six Flags exchange ratio in the merger agreement. Amounts in column (l) reflect incremental fair value attributed to legacy Six Flags awards paid out on July 1, 2024.

Narrative to Summary Compensation and Grants of Plan-Based Awards Tables

The description that follows summarizes the terms and conditions of our employment arrangements with our named executive officers. It also summarizes the terms of and the programs under which the compensation reflected in the tables for our named executive officers was awarded. Additional information is provided in the Compensation Discussion and Analysis and Potential Payments upon Termination or Change in Control sections.

EMPLOYMENT AGREEMENTS

We have an employment agreement with Richard A. Zimmerman, our President and Chief Executive Officer, effective July 1, 2024 for a three (3) year term, subject to extension through good faith negotiations between Mr. Zimmerman and the Company. The agreement establishes Mr. Zimmerman’s base salary at an annual rate of $1,100,000 commencing as of the closing and provides that his base salary will be reviewed from time to time, but will not be subject to decrease except in the event of salary reductions applicable to substantially all of our senior executives. During his employment period, Mr. Zimmerman is eligible to participate in our cash incentive compensation plans and equity incentive plans, including our 2024 Omnibus Incentive Plan (the “Omnibus Plan”), at a level appropriate to his respective position and performance, as determined by the Board. Per the terms of his employment agreement, his target cash incentive award will be 150% of his post-Merger base salary, pro-rated for the period from closing of the Merger through December 31, 2024 and his target annual cash incentive awards shall be 150% of his base salary each year beginning in 2025. The employment agreement also provides that Mr. Zimmerman has received an award of performance stock units under the Omnibus Plan with respect to a target number of 163,116 shares of the Company’s common stock. The employment agreement also provides that Mr. Zimmerman will receive an annual equity grant during the term of the agreement with a target value of $8,500,000 on the date of grant, with the terms and conditions of awards to be determined by the Board. The agreement provides that his cash and equity incentive compensation will be reviewed from time to time but will not be subject to decrease except in the event of a reduction applicable to substantially all of our senior executives.

The agreement provides that in certain situations, if Mr. Zimmerman’s employment is terminated, he becomes fully vested in (i) any equity awards granted after the closing under the employment agreement and (ii) equity awards that were made under legacy Cedar Fair’s 2016 Omnibus Incentive Plan and converted at closing into equity awards denominated in shares of the Company’s common stock (all such converted legacy Cedar Fair equity awards hereafter referred to as “Rollover Equity”) that vest within 18 months after his termination of employment. This 18-month provision does not apply to Mr. Zimmerman’s Merger Completion Awards. The agreement provides for any equity awards under the Omnibus Plan and Rollover Equity to immediately vest upon a termination that occurs during the twenty-four (24) month period following a change in control or within the twenty-four (24) month period following the effective date of his employment agreement. Any calendar year cash incentive compensation awards are to be paid to Mr. Zimmerman at the same time as our other senior executives and no later than March 15 following the end of the year. Mr. Zimmerman generally must be employed on the last day of the year to receive a cash incentive award for that year, but the agreements specify certain situations where a termination of employment would not result in forfeiture of a cash incentive award. See the Potential Payments Upon Termination or Change in Control section for detailed descriptions of the above-described situations and other potential termination and change in control benefits. In addition, Mr. Zimmerman is eligible to participate in any benefit and compensation plans that we offer from time to time, including medical, disability, life insurance, 401(k) and deferred compensation plans, on the same basis as our other senior executives, and he is entitled to six (6) weeks of annual paid vacation days. The agreement is subject to our Clawback Policy and contains non-competition, confidentiality, non-disparagement and assignment of inventions provisions in favor of the Company that is further described below.

Our employment agreements with Mr. Witherow (our Chief Financial Officer), Mr. Fisher (our Chief Operating Officer), Mr. Nurse (our Chief Legal and Compliance Officer and Corporate Secretary), and Mr. White (our Chief Commercial Officer) were also effective July 1, 2024. The agreements with Messrs. Witherow, Fisher and Nurse have three (3) year terms, subject to extension by good faith negotiations between the Company and executive. Mr. White entered into an executive release agreement with the Company on March 26, 2025, and his employment with the

Company will terminate on May 2, 2025. The agreements entitle Messrs. Witherow, Fisher and Nurse, and entitled Mr. White, to receive a specified annual base salary, which will be reviewed from time to time but will not be subject to decrease except in the event of salary reductions applicable to substantially all of our senior executives. The minimum annual base salary amount specified in the agreements effective as of the Merger closing for each executive are as follows: Mr. Witherow ($670,000); Mr. Fisher ($750,000); Mr. Nurse ($600,000); and Mr. White ($460,000). During the employment period, each executive is eligible, and Mr. White was eligible, to participate in our cash incentive compensation plans and equity incentive plans, including our Omnibus Plan, at a level appropriate to his position and performance, as determined by the Board. Any calendar year cash incentive awards are to be paid to the executive at the same time as our other senior executives and no later than March 15 following the end of the year. The executives generally must be employed on the last day of the year to receive a cash incentive award for that year, but the agreement specifies certain situations where a termination of employment would not result in forfeiture of a cash incentive award.

Per the terms of their employment agreements, the second-half 2024 target cash incentive awards for Messrs. Witherow, Fisher, Nurse and White were 100%, 125%, 100% and 80%, respectively, of their post-Merger base salaries, pro-rated for the period from closing of the Merger through December 31, 2024; in addition, the target annual cash incentive awards shall be 100%, 125%, 100% and 80%, respectively, of their base salaries each year beginning in 2025. Further, their employment agreements provide that Messrs. Witherow, Fisher, Nurse and White have received an award of performance stock units under the Company’s Omnibus Plan with respect to a target number of 52,773, 65,247, 40,299 and 12,090 shares of the Company’s common stock. The employment agreements also provide that Messrs. Witherow, Fisher and Nurse will each receive, and Mr. White would have continued to receive, an annual equity grant during the term of their agreements with a target value of $2,750,000, $3,400,000, $2,100,000 and $630,000, respectively, on the date of grant, with the terms and conditions of awards to be determined by the Board. The executives’ cash and equity incentive compensation will be reviewed from time to time but will not be subject to decrease except in the event of a reduction applicable to substantially all of our senior executives.

The agreements also provide that, if employment is terminated in certain situations, the executive will become fully vested in any (i) equity awards made under the Omnibus Plan and (ii) Rollover Equity that vests within 18 months after the termination of employment. This 18-month provision does not apply to any applicable executive’s Merger Completion Award. The agreements provide for any equity awards under the Omnibus Plan and Rollover Equity to immediately vest upon a termination that occurs during the twenty-four (24) month period following a change in control or within the twenty-four (24) month period following the effective date of their employment agreements. See the Potential Payments Upon Termination or Change in Control section for detailed descriptions of the above-described situations and other potential termination and change in control benefits. See Potential Payments Upon Termination or Change in Control – Payments and Benefits in Connection with Mr. White’s Separation for additional information regarding Mr. White’s departure. For Mr. Nurse, the Company has also agreed to reimburse him for certain commuting expenses incurred in connection with his travel to our office in Charlotte, North Carolina, including the cost of lodging and transportation. In 2024, the Company did not provide any gross ups to any executives.

Our employment agreements with Mr. Bassoul (the former President and Chief Executive Officer of legacy Six Flags and our Executive Chairman of the Board) and Mr. Mick (the former Chief Financial Officer of legacy Six Flags and the Former Chief Integration Officer of the Company) were entered into on July 1, 2024. Mr. Bassoul’s agreement will continue until the earlier of (i) two years, (ii) the date which the Maximum Level of Adjusted EBITDA (as defined in the Initial Post-Merger Performance Stock Unit Award agreement) is achieved, (iii) the date of termination of his employment for any reason, or (iv) the date on which a change in control occurs. Mr. Mick entered into a separation and release agreement with the Company on March 28, 2025, pursuant to which he departed from the Company on March 28, 2025. The agreements provide for a specified annual base salary, which for Mr. Bassoul will be reviewed for increase on the first anniversary of the closing. The minimum annual base salary amount specified in the agreement for Mr. Bassoul, effective beginning July 1, 2024, was $1,550,000. Mr. Mick’s agreement established his minimum base salary at an annual rate of $536,000 commencing July 1, 2024. During the employment period, Mr. Bassoul is, and Mr. Mick was, eligible to participate in our cash incentive compensation plans with applicable performance goals will be reasonably established by the Compensation Committee. Mr. Bassoul’s threshold, target and maximum annual cash incentive opportunity shall be equal to 50%, 150% and 300%, respectively, of his base salary, and Mr. Mick’s target annual cash incentive opportunity was to be equal to 120% of his base salary. See Potential Payments Upon Termination or Change in Control – Payments and Benefits in Connection with Mr. Mick’s Separation for additional information regarding Mr. Mick’s departure.

Any calendar year cash incentive awards are to be paid no later than five (5) days following the filing of the Company’s Form 10-K for the fiscal year (or, if the Company is not required to or does not file a Form 10-K, no later than five (5) days following the completion of the audit of the applicable fiscal year). Mr. Bassoul generally must be employed on the last day of the year to receive a cash incentive award for that year, but the agreement specifies certain situations where a termination of employment would not result in forfeiture of a cash incentive award. Mr. Bassoul’s agreement also provides that, if executive is “separated from service” (within the meaning of Section 409A of the Code), the executive will become fully vested in any equity awards made under the Company’s Omnibus Plan that are scheduled to vest in the twelve (12)-month period following termination, with all vested options, if any, remaining exercisable for the shorter of their originally scheduled respective terms and twelve months following termination.

Prior to the Merger, Mr. Bassoul held 246,426 legacy Six Flags’ restricted stock units and had the opportunity to earn up to 1,200,000 shares of legacy Six Flags common stock under legacy Six Flags’ performance stock units, and Mr. Mick held 33,346 legacy Six Flags’ restricted stock units and had the opportunity to earn up to 244,420 shares of legacy Six Flags common stock under legacy Six Flags’ performance stock units. In addition, Mr. Mr. Bassoul held 62,370 restricted shares of legacy Six Flags common stock pursuant to his merger completion award in December 2023. Pursuant to the merger agreement and prior to the Merger, 246,426 of such legacy Six Flags’ restricted stock units and 300,000 of such then-outstanding legacy Six Flags’ performance stock units held by Mr. Bassoul, and 33,346 of such legacy Six Flags’ restricted stock units and 67,216 of such legacy Six Flags’ performance stock units held by Mr. Mick, were settled in restricted shares of legacy Six Flags common stock. At the time of the Merger, such legacy Six Flags’ restricted shares fully vested and converted into shares of the Company’s common stock pursuant to the Six Flags exchange ratio in the merger agreement. Additionally, pursuant to the terms of their employment agreements, because Messrs. Bassoul and Mick forfeited the opportunity to earn certain additional performance stock units (900,000 and 177,204, respectively) at the closing, the Company granted Messrs. Bassoul and Mick Initial Post-Merger Performance Stock Unit Awards to allow them to earn up to a specified number of shares of the Company’s common stock based upon post-closing combined Company goals and in amounts commensurate with the pre-Merger performance award opportunities otherwise forfeited at the closing. For Mr. Bassoul, the Company has also agreed to reimburse him for certain commuting expenses incurred in connection with his travel to our offices, including the cost of lodging and transportation. The incremental fair value attributed to the converted legacy Six Flags awards are included in the Summary Compensation Table above. See footnote (8) to the Summary Compensation Table.

See the Potential Payments Upon Termination or Change in Control section for detailed descriptions of those situations and other potential termination and change in control benefits for each of our NEOs. In addition, each executive is eligible to participate in any benefit and compensation plans that we offer from time to time, including medical, disability, life insurance, 401(k) and deferred compensation plans (excluding any severance or bonus plans not specifically referenced in the executive’s employment agreement), on the same basis as our other senior executives (other than the CEO), and the executive is entitled to annual vacation days and reimbursement for reasonable business expenses incurred in performing his or her duties in accordance with policies that we maintain from time to time. Each agreement is subject to our Clawback Policy and contains non-competition, confidentiality, non-disparagement and assignment of inventions provisions in favor of the Company that is further described below.

Under our Clawback Policy, which applies to all incentive compensation received by a person on or after October 2, 2023, if the Company is required to prepare an accounting restatement, our Board shall require reimbursement or forfeiture of any excess incentive-based compensation received by any executive officer during the three (3) completed fiscal years immediately preceding the date on which the Company is required to make the restatement, regardless of whether any misconduct occurred. For a discussion of the benefits that would be provided by the employment agreements in the event of each executive’s death, retirement, disability or other terminations or upon a change in control, see Potential Payments Upon Termination or Change in Control.

CASH INCENTIVE AWARDS

The amounts reported in column (f) of the Summary Compensation Table represent final payouts of the annual cash incentive awards for 2024, 2023 and 2022, which were tied to the achievement of performance measures and target award opportunities. For 2024, the annual cash incentive awards reflect: (i) awards granted by legacy Cedar Fair to the legacy Cedar Fair NEOs (“legacy Cedar Fair First Half 2024 Cash Incentive Awards”) and awards granted by legacy Six Flags to the legacy Six Flags NEOs (“legacy Six Flags First Half 2024 Cash Incentive Awards”) prior to the Merger (in March and February, respectively); and (ii) second-half awards granted to the named executive officers by the Company following the closing of the Merger (“post-Merger Second Half 2024 Cash Incentive Awards”) after the cancellation of the remaining unpaid portions of the legacy companies’ annual cash incentive awards. For 2024, the target cash incentive award opportunities were based on a target for functional currency Adjusted EBITDA before incentive compensation expense financial goals (for the legacy Cedar Fair First Half 2024 Cash Incentive Awards), Adjusted EBITDA (for the legacy Six Flags First Half 2024 Cash Incentive Awards) and Adjusted EBITDA (for the post-Merger Second Half 2024 Cash Incentive Awards). The threshold, target and maximum cash incentive awards for 2024 are reported in columns (c), (d) and (e), respectively, of the Grants of Plan-Based Awards Table. For additional detail regarding our cash incentive award program and the 2024 cash incentive awards (including the percentage of 2024 base salary (pre- and post-Merger) represented by each executive’s target award opportunity, payout scales established, and the payout levels), see Compensation Discussion and Analysis – Elements of Executive Compensation – Cash Incentive Awards.

For 2023 and 2022 and for Messrs. Zimmerman, Witherow and Fisher, 90% of the target cash incentive award opportunities were based on a target for legacy Cedar Fair consolidated functional currency Adjusted EBITDA before incentive compensation expense for the year, and 10% of the target cash incentive award opportunities were based upon the achievement of individual performance goals. For 2023 and 2022 and for Mr. Nurse, 85% of the target cash incentive award opportunities were based on a target for consolidated functional currency Adjusted EBITDA before incentive compensation expense for the year, and 15% of the target cash incentive awards were based upon the achievement of individual performance goals. For 2023 and 2022, payout of the Adjusted EBITDA portion of the award could range from 0% up to a maximum of 200% of the target award, and specific threshold, target and maximum levels of performance and related payout scales were established. In addition to the threshold, target and maximum levels, there was an additional level for the Adjusted EBITDA portion of the award between target and maximum for which 150% of the target award could be earned. For 2023 and 2022, there was a 25% threshold payout level to the performance / payout curve for achievement at 91% of target and an additional level in between threshold and target for the Company performance goals for which 50% of that portion of the target award could have been earned.

For 2023 and 2022 and for Messrs. Bassoul and Mick, 85% of the target cash incentive award opportunities were based on a target for Adjusted EBITDA and 15% of the target cash incentive award opportunities were based on the achievement of guest satisfaction goals. The target payout opportunity for the Adjusted EBITDA performance component required achievement of Adjusted EBITDA that legacy Six Flags had never achieved.

LEGACY CEDAR FAIR RESTRICTED UNIT AWARDS

The amounts reported in column (e) of the Summary Compensation Table include grant date fair values of time-based restricted unit grants to the legacy Cedar Fair named executive officers in 2024, 2023 and 2022. At the time of the Merger, pursuant to the merger agreement, the legacy Cedar Fair NEOs’ restricted unit awards were generally converted into corresponding awards related to the Company’s common stock in connection with the Merger closing. The restricted period on the 2024, 2023 and 2022 legacy Cedar Fair NEOs’ awards will lapse upon the executive’s continuous employment through the applicable vesting dates, as follows:

Grant:	2022 Restricted Unit Awards	2023 Restricted Unit Awards	2024 Restricted Unit Awards
Vesting Dates:	1/3 - February 2023 (1)	1/3 - February 2024 (1)	1/3 - March 2025 (1)
	1/3 - February 2024 (1)	1/3 - February 2025 (1)	1/3 - February 2026
	1/3 - February 2025 (1)	1/3 - February 2026	1/3 - February 2027

(1)	Vested prior to the date of this Form 10-K/A.

The table above does not include: (1) an additional 50,000 time-based restricted unit award to Mr. Fisher in August 2022, which vests on August 23, 2025; (2) the restricted unit new hire award to Mr. Nurse in November 2021, which vested on February 24, 2025; and (3) the restricted unit retention award to Mr. White in February 2022, which remaining unvested portion vested on February 24, 2025.

The executive is unable to sell, transfer, pledge or assign the converted restricted stock during the applicable restricted period and will not receive any payments or previous partnership distributions or any Company dividends during that period, but the executive may vote the restricted stock during the restricted period. The restricted stock accumulates dividend equivalents during the restricted period in the same form as any such dividends. Upon the expiration of the applicable restricted period, the stock will thereafter be unrestricted and any accrued dividend equivalents will be paid promptly. For additional detail regarding the 2024 legacy Cedar Fair restricted unit awards, see Compensation Discussion and Analysis – Elements of Executive Compensation – Long-Term Incentive Compensation (and the 2024 Restricted Unit Awards discussion therein). The converted awards remain outstanding and subject to the same terms and conditions as applied to the corresponding legacy Cedar Fair equity award immediately prior to the Merger, except the awards are now subject to the termination and change in control benefits as set forth in the employment agreements (see Potential Payments Upon Termination or Change in Control later in this Form 10-K/A).

LEGACY SIX FLAGS RESTRICTED STOCK AND RESTRICTED STOCK UNIT AWARDS

The amounts reported in column (e) of the Summary Compensation Table also include grant date fair values of time-based restricted stock unit and restricted stock grants to the legacy Six Flags NEOs in 2023 and 2022: (1) a 62,370 restricted stock closing bonus award to Mr. Bassoul in December 2023, which converted into fully vested shares of Company common stock at the time of the Merger; (2) a 17,562 restricted stock unit award to Mr. Mick in March 2023, which converted into fully vested shares of Company common stock at the time of the Merger; and (3) 13,675 and 10,000 restricted stock unit awards to Mr. Mick in June 2022, which each would have vested on the first three anniversaries of the grant date, which converted into fully vested shares of Company common stock at the time of the Merger.

PERFORMANCE-BASED EQUITY AWARDS

The amounts reported in column (e) of the Summary Compensation Table also include the grant date fair values, calculated in accordance with ASC Topic 718 and based upon the probable outcome of the performance conditions, of performance unit awards and performance stock unit awards, as applicable, granted to our named executive officers in 2024, 2023 and 2022, as applicable. At the time of the Merger, pursuant to the merger agreement, the legacy Cedar Fair NEO’s outstanding performance unit awards converted into corresponding time-based restricted stock units denominated in shares of the Company’s common stock based on the greater of target and actual performance as assessed by the legacy company’s compensation committee and further described within the Prior Year Award Conversions and Performance Determinations section of the Compensation Discussion and Analysis. The number of shares of the Company’s common stock subject to such converted award was based on the Cedar Fair exchange ratio in the merger agreement. The converted awards remain outstanding and subject to the same terms and conditions as applied to the corresponding legacy Cedar Fair equity award immediately prior to the Merger, except the awards are no longer subject to future performance-based vesting conditions (but remain subject to service-based vesting conditions) and are now subject to the termination and change in control benefits as set forth in the employment agreements (see Potential Payments Upon Termination or Change in Control later in this Form 10-K/A).

Initial Post-Merger Performance Stock Unit Awards

The Initial Post-Merger Performance Stock Unit Awards are subject to the level of achievement of specified trailing-four-quarter Adjusted EBITDA performance goals set by the People, Culture & Compensation Committee for the 12 to 30 months following the closing of the Merger. Executives are eligible to receive up to 200% of the target number of potential performance units for the applicable performance period. Payouts will be determined based on a sliding scale of performance objectives, and no awards will be paid if the threshold performance level is not achieved. The Initial Post-Merger Performance Stock Unit Awards will be payable in shares of common stock if earned. No dividend equivalent rights are earned on these awards. An executive must remain in continuous employment with us through the payment date or will forfeit the entire award, except in certain scenarios as described in Potential Payments Upon Termination or Change in Control section of this Form 10-K/A. For additional detail regarding these awards, see Compensation Discussion and Analysis – Long-Term Incentive Compensation – Initial Post-Merger Performance Stock Unit Awards.

Legacy Cedar Fair 2024-2026 Performance Unit Awards

The legacy Cedar Fair 2024 performance unit awards were subject to the level of achievement of year cumulative Adjusted EBITDA and un-levered pre-tax free cash flow targets set by legacy Cedar Fair’s compensation committee for the January 1, 2024 through December 31, 2026 performance period. Executives were eligible to receive up to 125% of the target number of potential performance units for the applicable performance period. Payouts were to be determined based on a sliding scale of performance objectives, and no awards would be paid if the threshold performance level was not achieved. At the time of the Merger, the 2024 performance unit awards converted into corresponding time-based restricted stock units denominated in shares of the Company’s common stock at target. For additional detail regarding the conversion of these awards, see Compensation Discussion and Analysis – Prior Year Award Conversion and Performance Determinations.

The legacy Cedar Fair 2024 performance unit awards, as converted into Company time-based restricted stock unit awards will be payable in shares of common stock. Dividend equivalent rights are earned in cash on the number of restricted stock units that become payable after the grant date and before the payment date of the award. The converted amounts under the 2024 performance unit awards will be paid after the end of the original performance period. An executive must remain in continuous employment with us through the payment date or will forfeit the entire award, except in certain scenarios as described in the Potential Payments Upon Termination or Change in Control section of this Form 10-K/A.

Legacy Cedar Fair 2023-2025 Performance Unit Awards

The legacy Cedar Fair 2023 performance unit awards were subject to the level of achievement of cumulative un-levered pre-tax free cash flow versus the target set by the People, Culture & Compensation Committee for the January 1, 2023 through December 31, 2025 performance period. Executives were eligible to receive up to 200% of the target number of potential performance units for the applicable performance period. Payouts were to be determined based on a sliding scale of performance objectives, and no awards would be paid if the threshold performance level was not achieved. At the time of the Merger, the 2023 performance unit awards converted into corresponding time-based restricted stock units denominated in shares of the Company’s common stock at target. For additional detail regarding the conversion of these awards, see Compensation Discussion and Analysis – Prior Year Award Conversion and Performance Determinations.

The legacy Cedar Fair 2023 performance unit awards, as converted into Company time-based restricted stock unit awards will be payable in shares of common stock. Dividend equivalent rights are earned on the number of converted restricted stock units that become payable after the grant date and before the payment date of the award. The converted amounts under the 2023 performance unit awards will be paid after the end of the original performance period. An executive must remain in continuous employment with us through the payment date or will forfeit the entire award, except in certain scenarios as described in Potential Payments Upon Termination or Change in Control section of this Form 10-K/A. For additional detail regarding the conversion of these awards, see Compensation Discussion and Analysis – Prior Year Award Conversion and Performance Determinations.

Legacy Cedar Fair 2022-2024 Performance Unit Awards

The legacy Cedar Fair 2022 performance unit awards were subject to the level of achievement of cumulative un-levered pre-tax free cash flow versus the target set by the People, Culture & Compensation Committee for the January 1, 2022 through December 31, 2024 performance period. Executives were eligible to receive up to 200% of the target number of potential performance units for the applicable performance period. Payouts were to be determined based on a sliding scale of performance objectives, and no awards would be paid if the threshold performance level was not achieved. At the time of the Merger, the 2022 performance unit awards converted into corresponding time-based restricted stock units denominated in shares of the Company’s common stock based on actual level of achievement. For additional detail regarding the conversion of these awards, see Compensation Discussion and Analysis – Prior Year Award Conversion and Performance Determinations.

The legacy Cedar Fair 2022 performance unit awards, as converted into Company time-based restricted stock unit awards were payable in shares of common stock in February 2025. Dividend equivalent rights were earned on the number of converted restricted stock units that became payable after the grant date and before the payment date of the award. The converted amounts under the 2022 performance unit awards were paid after the end of the original performance period. An executive must have remained in continuous employment with us through the payment date or would have forfeited the entire award, except in certain scenarios as described in Potential Payments Upon Termination or Change in Control section of this Form 10-K/A. For additional detail regarding the conversion of these awards, see Compensation Discussion and Analysis – Prior Year Award Conversion and Performance Determinations.

Legacy Cedar Fair 2021-2025 Performance Unit Awards

The 2021 performance unit awards were subject to the level of achievement of functional currency Adjusted EBITDA, un-levered pre-tax free cash flow, and net leverage ratio goals. The 2021 awards had annual goals for each of 2023, 2024 and 2025 that increase each year, and there were several potential payout dates. Executives were eligible to receive up to 200% of a targeted number of potential performance units specified in the award agreements for the applicable performance period for the Adjusted EBITDA portion of the 2021 performance unit awards. Payouts on the Adjusted EBITDA portion of the awards were determined based on a sliding scale of performance objectives, and no awards would have been paid if the threshold performance level was not achieved. Units under the Adjusted EBITDA portion of the award would have vested as they are earned starting with 2023 and became payable shortly after the end of the calendar year in which units were earned, subject to the executive remaining in continuous employment through the payment date except for certain qualifying terminations. The Company achieved 97.3% of the functional currency Adjusted EBITDA goal for 2023, resulting in payouts of 80% on that portion of the award. To earn units under the Adjusted EBITDA portion of the award in calendar years 2024 and 2025, the calculated payout must have been incrementally higher than the prior year(s) and the units earned in those years would be limited to the incremental difference, if any. Once we determined payout for a given year, that year would not be re-tested when legacy Cedar Fair assessed performance achievement in the subsequent year(s). Payouts of the Adjusted EBITDA portion of the award were based on the following scale (with amounts interpolated between the various levels and payout as a percentage of the target number of Adjusted EBITDA units): achievement of less than 93% of the applicable annual functional currency Adjusted EBITDA target (0% payout); achievement of 93% of the applicable annual functional currency Adjusted EBITDA target (50% payout); achievement of 100% of the applicable annual functional currency Adjusted EBITDA target (100% payout); achievement of 105% of the applicable annual functional currency Adjusted EBITDA target (150% payout); and achievement greater than or equal to 107% of the applicable annual functional currency Adjusted EBITDA target (200% payout). At the time of the Merger, 150% of the remaining Adjusted EBITDA component of these awards (less the 80% payout previously made for 2023 performance) was converted into corresponding Company time-based restricted stock unit awards in the Merger. For additional detail regarding the conversion of these awards, see Compensation Discussion and Analysis – Prior Year Award Conversion and Performance Determinations.

Performance against the un-levered pre-tax free cash flow and net leverage ratio goals under the 2021 performance units were measured for 2023, and the Company exceeded its net leverage ratio reduction goal for 2023. Performance against the un-levered pre-tax free cash flow goals were to be measured for each of 2024 and, if applicable, 2025, and the targets would have become incrementally more challenging each year. Executives were eligible to receive 50% of the number of potential performance units that would be payable for achieving target Adjusted EBITDA performance for each of the un-levered pre-tax free cash flow and net leverage ratio portions of the 2021 performance unit awards. Each of these additional goals would be determined to have achieved or not achieved with no interpolation for performance or payout. Once the un-levered pre-tax free cash flow goal or net leverage ratio goal was achieved in a given year, additional units could not be earned for achievement of such metric in the subsequent year(s). Payouts for the 2021 performance unit awards could have thus ranged from 0% to 300%. At the time of the Merger, 50% of the 250% total converted for these awards was converted for the target net leverage portion of these awards and 50% of the 250% total converted for these awards was converted to account for the target free cash flow portion of these awards, into corresponding Company time-based restricted stock units. For additional detail regarding the conversion of these awards, see Compensation Discussion and Analysis – Prior Year Award Conversion and Performance Determinations.

The legacy Cedar Fair 2021 performance unit awards, as converted into Company time-based restricted stock unit awards were payable in shares of common stock in February 2025. Dividend equivalent rights were earned on the number of converted restricted stock units that became payable after the grant date and before the payment date of the award. The converted amounts under the 2021 performance unit awards were paid after the end of the original performance period. An executive must have remained in continuous employment with us through the payment date or would have forfeited the entire award, except in certain scenarios as described in Potential Payments Upon Termination or Change in Control section of this Form 10-K/A. For additional detail regarding the conversion of these awards, see Compensation Discussion and Analysis – Prior Year Award Conversion and Performance Determinations.

Legacy Six Flags 2022-2024 Performance Stock Unit Awards

The 2022 performance unit awards granted to Mr. Mick were subject to the level of achievement of Adjusted EBITDA, guest satisfactory and ESG goals set by legacy Six Flags’ compensation committee for the January 1, 2022 through December 31, 2024 performance period. Mr. Mick was eligible to receive up to 400% of the target number of potential performance units for the applicable performance period. Payouts were to be determined based on a sliding scale of performance objectives, and no awards would be paid if the threshold performance level was not achieved. At the time of the Merger, certain of the 2022 performance unit awards converted into fully vested shares of the Company’s common stock. For additional detail regarding the conversion and vesting of these awards, see Compensation Discussion and Analysis – Prior Year Award Conversion and Performance Determinations and Narrative to Summary Compensation and Grants of Plan Based Awards Tables – Employment Agreements above.

OTHER AWARDS

Merger Completion Awards

Legacy Cedar Fair approved transaction-based awards (the “Merger Completion Awards”) to the legacy Cedar Fair NEOs to recognize their efforts in driving to a successful completion of the Merger. Messrs. Zimmerman, Witherow, Fisher and Nurse received unit-based awards, and Mr. White’s award was paid out in cash. All of the Legacy Cedar Fair NEO’s Merger Completion Awards were subject to the Merger closing and would only be earned if the Merger closed.

Upon the closing of the Merger, Messrs. Zimmerman, Witherow, Fisher and Nurse’s Merger Completion Awards were converted into corresponding awards denominated in shares of the combined Company’s common stock, based on the Cedar Fair exchange ratio set forth in the merger agreement. For Messrs. Zimmerman, Witherow, Fisher and Nurse, 50% of the equity was payable 12 months after the grant date, and the other 50% of the equity is payable on June 4, 2025, subject to the continuous employment requirements of the awards. A portion of the restricted stock underlying Mr. Zimmerman’s Merger Completion Awards was granted in December 2023, and a portion was granted in February 2024. Mr. White’s merger completion award was paid in cash following the closing of the Merger.

Mr. Bassoul also received a merger completion award. 50% of Mr. Bassoul’s merger completion award was paid in cash upon the closing of the Merger and the other 50% was paid in legacy Six Flags restricted stock, which vested upon the closing of the Merger and converted into the applicable number of shares of Company common stock based on exchange ratio set forth in the Merger Agreement.

Since the consummation of the business combination was not deemed probable under ASC Topic 718, the grant date fair value of the unit-based Merger Completion Awards is reflected as $0 in the Unit and Stock Awards column (e) of the Summary Compensation Table. The units covered by Mr. Zimmerman’s February 2024 Merger Completion Award are reflected in column (g) of the Grants of Plan-Based Awards Table.

Outstanding Equity Awards at Fiscal Year-End for 2024

	Stock Awards
(a)	(b)		(c)		(d)		(e)
Name	Number of Shares of Common Stock That Have Not Vested (#) (1)		Market Value of Shares of Common Stock That Have Not Vested ($) (2)		Equity Incentive Plan Awards: Number of Unearned Shares of Common Stock or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares of Common Stock or Other Rights That Have Not Vested ($)
Zimmerman	7,650	(3)	$387,014	(3)
	23,052	(4)	$1,152,369	(4)
	36,171	(5)	$1,753,932	(5)
	90,191	(6)	$4,346,304	(6)
	113,306	(7)	$5,460,216	(7)
	84,155	(8)	$4,055,429	(8)
	84,398	(9)	$4,092,459	(9)
	45,529	(10)	$2,235,019	(10)
	23,679	(11)	$1,155,298	(11)
					40,779	(12)	$1,965,140	(12)
Bassoul					65,250	(12)	$3,144,398	(12)
Witherow	2,481	(3)	$125,514	(3)
	6,684	(4)	$334,133	(4)
	10,490	(5)	$508,660	(5)
	24,193	(6)	$1,165,861	(6)
	36,749	(7)	$1,770,934	(7)
	24,405	(8)	$1,176,077	(8)
	24,476	(9)	$1,186,841	(9)
	25,497	(10)	$1,251,648	(10)
					13,193	(12)	$635,771	(12)
Fisher	2,797	(3)	$141,500	(3)
	7,652	(4)	$382,523	(4)
	12,009	(5)	$582,316	(5)
	50,000	(13)	$2,529,500	(13)
	27,286	(6)	$1,314,912	(6)
	41,438	(7)	$1,996,897	(7)
	27,940	(8)	$1,346,429	(8)
	28,020	(9)	$1,358,690	(9)
	25,497	(10)	$1,251,648	(10)
					16,312	(12)	$786,075	(12)
Nurse	1,238	(3)	$62,630	(3)
	3,458	(4)	$172,865	(4)
	7,234	(5)	$350,777	(5)
	10,000	(14)	$505,900	(14)
	10,320	(6)	$497,321	(6)
	18,336	(7)	$883,612	(7)
	12,623	(8)	$608,302	(8)
	16,880	(9)	$818,511	(9)
	12,748	(10)	$625,799	(10)
					10,075	(12)	$485,514	(12)
White	608	(3)	$30,759	(3)
	1,602	(4)	$80,084	(4)
	6,077	(5)	$294,674	(5)
	6,000	(15)	$303,540	(15)
	5,931	(6)	$285,815	(6)
	5,789	(7)	$278,972	(7)
	3,762	(8)	$181,291	(8)
	14,179	(9)	$687,540	(9)
					3,478	(12)	$167,605	(12)
Mick					12,848	(12)	$619,145	(12)

(1)	Column includes restricted stock units and restricted stock.

(2)

The market values for shares of restricted stock or restricted stock units were calculated by multiplying the closing market price of our stock on December 31, 2024 as reported on the NYSE ($48.19), by the number of restricted units in column (b), and adding to that the amount of cash distribution equivalents accumulated on the restricted stock or restricted stock units from the grant date of the award through December 31, 2024.

(3)

Amounts represent 2022 restricted units awarded that were converted into restricted stock upon the close of the Merger. These awards vested and were paid on February 24, 2025. These restricted units accumulated distribution equivalents during the restricted period that were payable in the same form as accrued when the awards vested. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (c) as all distribution equivalents on the restricted units were accrued in cash.

(4)

Amounts represent 2023 restricted units awarded that were converted into restricted stock upon the close of the Merger. One half of these restricted units vested on February 24, 2025 and the remaining one half will vest on February 23, 2026. These restricted units accumulate distribution equivalents during the restricted period that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (c) as all distribution equivalents on the restricted units have been accrued in cash.

(5)

Amounts represent 2024 restricted units awarded that were converted into restricted stock upon the close of the Merger. One-third of these restricted units vested on March 31, 2025, and one-third will vest on February 23, 2026 and February 22, 2027. These restricted units accumulate distribution equivalents during the restricted period that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (c) as all distribution equivalents on the restricted units have been accrued in cash.

(6)

Amounts represent 2021-2025 performance units that were converted into restricted stock units upon the close of the Merger at the higher of target or actual performance. The 2021-2025 performance unit awards were contingent upon the level of achievement of consolidated functional currency Adjusted EBITDA, un-levered pre-tax free cash flow and net leverage ratio goals. The amounts set forth in column (b) include units and distribution equivalents earned as of December 31, 2024, including a 70% payout related to the 2024 consolidated functional currency Adjusted EBITDA goal, a 50% payout related to the 2023 net leverage goal and a 50% payout related to the 2024 un-levered pre-tax free cash flow goal. An 80% payout related to the 2023 consolidated functional currency Adjusted EBITDA goal was paid in February 2024. These converted awards were paid in combined Company stock during the first quarter of 2025. Market value reported in column (c) is calculated by multiplying the actual number of units and distribution equivalent units earned through December 31, 2024 set forth in column (b) by the closing market price of our stock as of December 31, 2024.

(7)

Amounts represent 2022 performance units that were converted into restricted stock units upon close of the Merger at the higher of target or actual performance. The 2022 performance units were contingent upon the level of achievement of cumulative un-levered pre-tax free cash flow versus the target during the period from January 2022 through December 2024. The amounts set forth in column (b) include the units and distribution equivalents earned as of December 31, 2024 totaling the maximum payout, or 200%. These converted awards were paid in combined Company stock during the first quarter of 2025. Market value reported in column (c) is calculated by multiplying the actual number of units and distribution equivalent units earned through December 31, 2024 set forth in column (b) by the closing market price of our stock as of December 31, 2024.

(8)

Amounts represent 2023 performance units that were converted into restricted stock units upon close of the Merger at the higher of target or actual performance. The 2023 performance units were contingent upon the level of achievement of cumulative un-levered pre-tax free cash flow versus the target during the period from January 2023 through December 2025. The amounts set forth in column (b) include the units and distribution equivalents earned as of December 31, 2024 totaling the target payout, or 100%. These converted awards will be payable in combined Company stock during the first quarter of 2026. Market value reported in column (c) is calculated by multiplying the actual number of units and distribution equivalent units earned through December 31, 2024 set forth in column (b) by the closing market price of our stock as of December 31, 2024.

(9)

Amounts represent 2024 performance units that were converted into restricted stock units upon close of the Merger at the higher of target or actual performance. The 2024 performance units were contingent upon the level of achievement of cumulative un-levered pre-tax free cash flow and cumulative consolidated Adjusted EBITDA versus the targets during the period from January 2024 through December 2026. The amounts set forth in column (b) include the units and distribution equivalents earned as of December 31, 2024 totaling the target payout, or 100%. These converted awards will be payable in combined Company stock during the first quarter of 2027. Market value reported in column (c) is calculated by multiplying the actual number of units and distribution equivalent units earned through December 31, 2024 set forth in column (b) by the closing market price of our stock as of December 31, 2024.

(10)

Amounts represent one-half of the unit-based Merger Completion Awards that were contingent upon the closing of the Merger and reflect the number of units that were earned when the Merger closed. The award accumulated distribution equivalents that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (c) as all distribution equivalents on these unit-based awards have been accrued in cash. One half of these awards vested on December 4, 2025 and the remaining one half will vest on June 4, 2025. Market value reported in column (c) is calculated by multiplying the actual number of units and distribution equivalent units earned through December 31, 2024 set forth in column (b) by the closing market price of our stock as of December 31, 2024.

(11)

Amount represents an additional unit-based Merger Completion Award to Mr. Zimmerman that was contingent upon the closing of the Merger and reflects the number of units that were earned when the Merger closed, and that was converted into restricted stock upon the close of the Merger. This unit-based award accumulated distribution equivalents that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (c) as all distribution equivalents on these unit-based awards have been accrued in cash. One half of these awards vested on February 6, 2025 and the remaining one half will vest on June 4, 2025. Market value reported in column (c) is calculated by multiplying the actual number of units and distribution equivalent units earned through December 31, 2024 set forth in column (b) by the closing market price of our stock as of December 31, 2024.

(12)

Amounts represent performance stock unit awards granted following the close of the Merger for a performance period that ends December 31, 2026. The awards are contingent upon the level of achievement of trailing four quarter Adjusted EBITDA versus the targets set forth in the agreement. The units earned upon closing will be payable in the first quarter of 2027. Market value reported in column (e) was calculated by multiplying the threshold number of shares that may be earned set forth in column (d) by the closing market price of our stock as of December 31, 2024.

(13)

Amount represents a restricted unit award to Mr. Fisher on August 23, 2022 that was converted into restricted stock upon the close of the Merger. The award vests on August 23, 2025. This award accumulated distribution equivalents during the restricted period that will be payable in the same form as accrued when the awards vest. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (c) as all distribution equivalents on the restricted units have been accrued in cash.

(14)

Amount represents a restricted unit new hire award to Mr. Nurse on November 17, 2021 that was converted into restricted stock upon the close of the Merger. The award vested on February 24, 2025. This award accumulated distribution equivalents during the restricted period and were payable in the same form as accrued when the awards vested. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (c) as all distribution equivalents on the restricted units have been accrued in cash.

(15)

Amounts represent one-half of the restricted unit retention award to Mr. White on February 23, 2022 that was converted into restricted stock upon the close of the Merger. One half of the award vested on February 26, 2024 and one half of the award vested on February 24, 2025. This award accumulated distribution equivalents during the restricted period and were payable in the same form as accrued when the awards vested. Distribution equivalents accumulated as of the fiscal year-end are reflected only in column (c) as all distribution equivalents on the restricted units have been accrued in cash.

Units / Stock Vested in 2024

	Unit / Stock Awards
(a)	(b)		(c)
Name	Number of Units / Shares Acquired on Vesting (#) (1)		Value Realized on Vesting ($) (1)
Zimmerman	7,164	(2)	$281,115	(2)
	7,650	(3)	$300,186	(3)
	11,526	(4)	$452,280	(4)
	41,901	(5)	$1,644,195	(5)
	45,529	(6)	$2,149,424	(6)
Bassoul (7)	87,570		$4,806,717
	106,608		$5,851,713
	22,164		$1,216,582
	1,405		$77,120
Witherow	2,989	(2)	$117,288	(2)
	2,481	(3)	$97,354	(3)
	3,344	(4)	$131,219	(4)
	11,239	(5)	$441,018	(5)
	25,497	(6)	$1,203,713	(6)
Fisher	3,371	(2)	$132,278	(2)
	2,797	(3)	$109,754	(3)
	3,828	(4)	$150,211	(4)
	12,677	(5)	$497,445	(5)
	25,497	(6)	$1,203,713	(6)
Nurse	1,275	(2)	$50,031	(2)
	1,238	(3)	$48,579	(3)
	1,729	(4)	$67,846	(4)
	4,795	(5)	$188,156	(5)
	12,749	(6)	$601,880	(6)
White	732	(2)	$28,724	(2)
	608	(3)	$23,858	(3)
	803	(4)	$31,510	(4)
	2,756	(5)	$108,145	(5)
	6,000	(8)	$235,440	(8)
Mick (7)	2,059		$93,223
	1,173		$51,434
	1,604		$70,344
	1,603		$87,989
	1,172		$64,331
	2,059		$113,019
	3,395		$186,352
	15,875		$871,379
	12,812		$703,251

(1)

The amounts in column (b) reflect the total number of restricted units and performance units that vested for each executive in 2024. The amounts in column (c) do not reflect accrued distribution equivalents in the form of cash for restricted units.

(2)

Reflects the vesting and related value of one-third of the 2021 restricted unit awards. The value realized on the vesting of restricted units is calculated as the number of restricted units vested multiplied by the closing price of our units on the NYSE on the day before the date of vesting. In addition to the amounts in column (c), each named executive officer also received distribution equivalents in the form of cash for these units as follows: Mr. Zimmerman ($12,895), Mr. Witherow ($5,380), Mr. Fisher ($6,068), Mr. Nurse ($2,287) and Mr. White ($1,318).

(3)

Reflects the vesting and related value of one-third of the 2022 restricted unit awards. The value realized on the vesting of restricted units is calculated as the number of restricted units vested multiplied by the closing price of our units on the NYSE on the day before the date of vesting. In addition to the amounts in column (c), each named executive officer also received distribution equivalents in the form of cash for these units as follows: Mr. Zimmerman ($13,770), Mr. Witherow ($4,466), Mr. Fisher ($5,035), Mr. Nurse ($2,228) and Mr. White ($1,094).

(4)

Reflects the vesting and related value of one-third of the 2023 restricted unit awards. The value realized on the vesting of restricted units is calculated as the number of restricted units vested multiplied by the closing price of our units on the NYSE on the day before the date of vesting. In addition to the amounts in column (c), each named executive officer also received distribution equivalents in the form of cash for these units as follows: Mr. Zimmerman ($13,831), Mr. Witherow ($4,011), Mr. Fisher ($4,592), Mr. Nurse ($2,075) and Mr. White ($962).

(5)

Reflects the vesting and related value of a portion of the 2021-2025 performance unit awards based upon the level of achievement of the functional currency Adjusted EBITDA goal for 2023. The level of achievement of the functional currency Adjusted EBITDA goal for 2023 resulted in payouts at 80% of the target number of performance units as disclosed the legacy Cedar Fair Form 10-K/A filed on April 29, 2024, plus additional units credited as a result of reinvestment of distribution equivalents. All participants received the value in units. The value realized on the vesting of performance units is equal to the number of units of performance units vested multiplied by the closing price of our units on the NYSE on the day before the date of vesting.

(6)

Reflects the vesting and related value of 50% of the Merger Completion Awards granted in December 2023. 50% of the equity was payable 12 months after the grant date and the other 50% is payable on June 4, 2025. Award vesting was subject to both the completion of the Merger and the continuous employment requirements of the awards. The value realized on the vesting of these units is equal to the number of units vested multiplied by the closing price of our units on the NYSE on the day before the date of vesting. In addition to the amounts in column (c), each named executive officer also received distribution equivalents in the form of cash for these units as follows: Mr. Zimmerman ($40,976), Mr. Witherow ($22,947), Mr. Fisher ($22,947) and Mr. Nurse ($11,474).

(7)

Amounts for Mr. Bassoul and Mr. Mick reflect the vesting and related value of legacy Six Flags restricted stock awards that vested during 2024 or upon the closing of the Merger. See Compensation Discussion and Analysis – Prior Year Award Conversions and Performance Determinations – Legacy Six Flags for additional information.

(8)

Reflects the vesting and related value of one half of the 2022 restricted unit retention award granted to Mr. White. The value realized on the vesting of restricted units is calculated as the number of restricted units vested multiplied by the closing price of our units on the NYSE on the day before the date of vesting. In addition to the amounts in column (c), Mr. White also received distribution equivalents in the form of cash for these units totaling $10,800.

Pay Ratio Disclosure

SEC rules require us to disclose the median of the annual total compensation of all employees (except our CEO), the annual total compensation of the CEO and the ratio of these two amounts for our last completed fiscal year.

We identified the median employee from a comparison of compensation information for all Company employees (including legacy Six Flags employees) as of November 3, 2024 other than our CEO. Given the nature of our business, we rely heavily on seasonal, entry-level employees, some of whom only work one or two months per year. Consequently, as of the date we determined our median employee, seasonal employees accounted for 78% of our workforce. To identify the median employee, we used annual earnings reported to taxing authorities (for example, in the United States, information reported on W-2s) and ranked employees from highest to lowest. For purposes of this determination, compensation paid in Canadian dollars and Mexican pesos to our Canadian and Mexican employees was converted to U.S. dollars using Canadian to U.S. dollar and Mexican pesos to U.S. dollar exchange rates, consistent with the exchange methodology used in our financial reporting.

Once we found the median employee, we computed the annual total compensation for 2024 for that employee in the same manner as total compensation is determined for the Summary Compensation Table. Accordingly, we determined that the median of the annual total compensation of all employees (except our CEO) was $9,350 for 2024. In 2024, Richard Zimmerman held the position of Chief Executive Officer of legacy Cedar Fair and the Company. Mr. Zimmerman’s compensation for 2024, calculated in the same manner as in the Summary Compensation Table, totaled $9,113,602. This resulted in an estimated CEO to median employee pay ratio of 975:1.

Potential Payments Upon Termination or Change in Control

The following summaries describe and quantify the payments that each named executive officer would receive if his or her employment with us were terminated or if we had a change in control. These payments and benefits derive from a combination of employment agreements and our Omnibus Plan and related award agreements. In all cases, our severance arrangements, and the timing and amount of payments thereunder, are intended to comply with the requirements of Section 409A of the Code. We have quantified the potential payments assuming that the termination or change in control occurred on December 31, 2024 and the relevant stock price is the closing market price of our stock on the NYSE on December 31, 2024, which was $48.19 per share of common stock. Because potential payments in the event of termination for Mr. Bassoul and Mr. Mick are governed under different terms, these executives have been discussed separately. Because Mr. White will depart from, and Mr. Mick departed from, the Company following December 31, 2024, the payouts in connection with their terminations of employment are discussed separately before the potential payout tables.

Payments to Executives other than Mr. Bassoul and Mr. Mick Pursuant to Employment Agreements Other than Within the First 24 Months following the Closing of the Merger or in Connection with a Change in Control

The following information summarizes payments that Messrs. Zimmerman, Witherow, Fisher and Nurse will receive, and that Mr. White would have received, in the event of termination without cause, as a result of death or disability or resignations for good reason, and all other terminations. Descriptions of release requirements and restrictions relating to such payments and benefits, and of certain key defined terms, are provided at the end of this section. For information regarding payments in the event of a change in control, see Payments for Executives other than Mr. Bassoul and Mr. Mick Upon a Termination Following a Change in Control or Within Twenty-Four Months Following the Closing of the Merger below. For additional information regarding payments in the event of retirement, see Payments upon Retirement under our Employment Agreements below.

Terminations without Cause or due to Disability and Resignations for Good Reason

If we terminate the employment of Messrs. Zimmerman, Witherow, Fisher, Nurse, or White without cause or because of a disability, or if any of those executives resign for good reason (in each case, other than in connection with a change in control), Messrs. Zimmerman, Witherow, Fisher and Nurse would be entitled to, and Mr. White would have been entitled to:

•

Payment of accrued and unpaid base salary, reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the termination date, in a lump sum within 30 days following termination;

•	Cash severance payments, as follows:

•

for Mr. Zimmerman, an amount equal to two times his base salary and target annual cash incentive compensation payable in a single lump sum on the first regularly scheduled payroll date following the 60th day after the termination; or

•

for Mr. Witherow, Mr. Fisher, Mr. Nurse, and Mr. White, an amount equal to one times his base salary and target annual cash incentive compensation, payable in a single lump sum on the first regularly scheduled payroll date following the 60th day after the termination.

•

If such termination occurs following a disability, the amount of such cash severance payments would be reduced by any payments received from any short- or long-term disability plan maintained by us, where applicable;

•

Any unpaid annual cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed;

•

A pro-rata portion of his annual cash incentive award for the calendar year of termination, based on actual performance, which amount would be prorated based on the number of days the executive is employed during the applicable year and payable at the same time payment is made to other senior executives and no later than March 15 of the next calendar year;

•	After-tax lump sums, as follows:

•

For Mr. Zimmerman, an amount equal to twenty-four months of premiums Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage premium under our medical plans (less the amount of the executive’s contribution as if he or she was an active employee); or

•

For Mr. Witherow, Fisher, Nurse, and White, an amount equal to twelve months of premiums Consolidated Omnibus Budget Reconciliation Act (“COBRA”) continuation coverage premium under our medical plans (less the amount of the executive’s contribution as if he or she was an active employee)

•

Full vesting in the Rollover Equity and any equity awards made under Omnibus Plan that vest within 18 months after termination, unless otherwise specifically exempted from vesting by the terms of the underlying award agreement (as is the case for the Merger Completion Awards). Equity awards other than options, if any, that vest under this provision would be paid or vest on the scheduled payment date under the award agreement without regard to the continuous employment requirements or proration. Options, if any, that vest within the 18-month period would terminate 30 calendar days after the vesting date unless exercised; and

•	All other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance).

Death

If the employment of any of Messrs. Zimmerman, Witherow, Fisher, Nurse, or White is terminated by reason of death, Messrs. Zimmerman, Witherow, Fisher and Nurse or his legal representatives would be entitled to, and Mr. White or his legal representative would have been entitled to:

•

Payment of accrued and unpaid base salary, reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the termination date, in a lump sum within 30 days following termination;

•

Any unpaid annual cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed;

•

A pro-rata portion of his annual cash incentive award for the calendar year of termination, based on actual performance, which amount would be prorated based on the number of days the executive is employed during the applicable year and payable at the same time payment is made to other senior executives and no later than March 15 of the next calendar year;

•

Full vesting in the Rollover Equity and any equity awards made under the Omnibus Plan that vest within 18 months after termination, unless otherwise specifically exempted from vesting by the terms of the underlying award agreement (as is the case for the Merger Completion Awards). Equity awards other than options, if any, that vest under this provision would be paid or vest on the scheduled payment date under the award agreement without regard to the continuous employment requirements or proration. Options, if any, that vest within the 18-month period would terminate 30 calendar days after the vesting date unless exercised;

•

Payment of the after-tax monthly COBRA continuation coverage premium under our medical plans for the executive’s spouse and eligible dependents (less the amount of the executive’s contribution as if he or she was an active employee) for a period of up to twelve months after executive’s death, if permitted under applicable law; and

•	All other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance).

Terminations Following the Expiration of the Employment Agreements

If the employment agreements of any of Messrs. Zimmerman, Witherow, Fisher or Nurse expire, the executive’s severance benefits following the expiration of the term shall be governed by the terms of the Company’s Executive Management and Severance Plan and any other plan or agreement (including any outstanding equity award or incentive plan agreement) which are or may go into effect, which terms shall not be less beneficial than executive severance benefits provided under his employment agreement.

Other Terminations

If the employment of any of Messrs. Zimmerman, Witherow, Fisher or Nurse is terminated or, for Mr. White, would have been terminated, for any reason other than those described above or those described under Payments for Executives other than Mr. Bassoul and Mr. Mick upon a Termination Following a Change in Control or Within Twenty-Four Months Following the Closing of the Merger, which we refer to in the tables below as “All Terminations,” the executive or his legal representatives would be entitled to receive a lump sum payment within 30 days following termination consisting of accrued and unpaid base salary, reimbursement of business expenses and payment for accrued and unused vacation days, each as accrued as of the date of termination. The executive also would be entitled to any unpaid annual cash incentive award earned with respect to a calendar year ending on or before the date of termination, payable at the same time payment would have been made had the executive continued to be employed, and all other accrued amounts or benefits the executive is due under our benefit plans, programs or policies (other than severance).

Releases and Restrictions; Certain Definitions

Any termination payments under the employment agreements are subject to execution, timely delivery, and non-revocation of a general release in favor of the Company. In addition, each executive is subject to non-competition, non-solicitation, confidentiality, non-disparagement and cooperation provisions. The employment agreements provide that the non-competition and non-solicitation obligations last for a minimum of twelve months after termination (regardless of the reason for termination), and last twelve months plus the number of months for which he or she receives severance payments or 18-month continued equity vesting, subject to a 24-month cap.

Under the employment agreements and Omnibus Plan, “cause” means: (i) the executive’s willful and continued failure to perform his or her duties or follow the lawful direction of the Board (or, for the executives other than Mr. Zimmerman, the Chief Executive Officer) or a material breach of fiduciary duty after written notice of the failure or breach; (ii) theft or fraud, with regard to the Company or in connection with the executive’s duties; (iii) conviction of (or guilty or no contest plea to) a felony or any lesser offense involving fraud or moral turpitude; (iv) material violation of our code of conduct or similar written policies after written notice specifying the failure or breach; (v) willful misconduct unrelated to us that has, or is likely to have, a material negative impact on us (economically or our reputation) after written notice specifying the failure or breach; (vi) gross negligence or willful misconduct relating to our affairs; (vii) material breach by the executive of his employment agreement; (viii) a final and non-appealable determination by a court or other governmental body that the executive has materially violated federal or state securities laws; or (ix) a breach or contravention of another employment agreement or other agreement or policy by virtue of the executive’s employment with us or performance of his or her duties, or the existence of any other limitation on his or her activities on our behalf except for confidentiality obligations to former employers.

“Disability” means a physical or mental incapacity or disability that renders or is likely to render the executive unable to perform his material duties for either 180 days in any twelve-month period or 90 consecutive days, as determined by a physician selected by us.

“Good reason” means, without the executive’s express consent: (i) during the two-year period following the closing, any material diminution in his or her responsibilities, authorities or duties; (ii) following the two-year period specified in clause (i), any material diminution in his responsibilities, authorities or duties, (iii) any material reduction in the executive’s (x) base salary, or (y) target cash incentive opportunity (except in the event of an across the board reduction in base salary or cash incentive opportunity applicable to substantially all of our senior executives); (iv) a material breach of the employment agreement (where applicable) by us; or (v) a forced relocation of his place of employment by the greater of seventy (70) miles or the distance constituting a “material change in the geographic location” of the executive’s place of employment under Section 409A. The events described in (v) do not constitute “good reason” under Mr. Zimmerman’s employment agreement. The events described in (i), (ii) and (iii) would not constitute “good reason” unless the executive notifies us in writing and we fail to cure the situation within the time periods specified in the agreement.

Payments upon Retirement under our Employment Agreements

Upon retirement (as defined in the Omnibus Plan), our retirement-eligible named executive officers, Messrs. Zimmerman and Fisher would be entitled to and Mr. White was entitled to:

•

Vesting of outstanding equity awards under the Omnibus Plan made prior to retirement on the dates as provided in the applicable award agreement (other than the Initial Post-Merger Performance Stock Unit Awards) on a pro-rata basis for 18 months following retirement, subject to (i) the executive completing the full term of his employment agreement and (ii) providing at least 12 months’ written notice to the Board; and

•

All Rollover Equity shall continue to be subject to the retirement provisions in the applicable legacy Cedar Fair award agreement, with awards subject to time-based vesting criteria vesting in full upon retirement (including awards granted with performance-based vesting criteria that were converted to time-based awards at closing).

Payments for Executives other than Mr. Bassoul and Mr. Mick upon a Termination Following a Change in Control or Within Twenty-Four Months Following the Closing of the Merger

Our employment agreements with Messrs. Zimmerman, Witherow, Fisher and Nurse provide and, for Mr. White, provided, for certain benefits and payments in the event of qualifying terminations during the 24-month period following a change in control or within 24 months of the Merger closing. Each of our award agreements use the “change in control” definition provided by Section 409A of the Code or a definition based on the 409A definition. “Change in control” events include:

•

a change in ownership of the Company which generally would occur when a person or group acquires stock representing more than 50 percent of the total fair market value or total voting power of the Company;

•

a change in the effective control of the Company, which could occur even if a change in ownership has not occurred, and would occur if either (i) a person or group acquires stock, all at once or over a period of 12 months, representing 30 percent or more of the total voting power of the Company, or (ii) a majority of our directors will have been replaced during a 12-month period by directors not endorsed by a majority of the Board before the date of appointment or election; or

•

a change in ownership of a substantial portion of the assets of the Company, which would occur if a person or group acquires, all at once or over a period of 12 months, assets from us that have a total gross fair market value equal to or more than 40 percent of the total gross fair market value of all of our assets immediately before the acquisition(s), determined without regard to any liabilities associated with such assets.

Section 409A and its rules contain detailed provisions for determining whether a change in control event has occurred. The above descriptions of change in control events are general summaries only, and we refer you to Section 409A and its rules for additional detail.

Messrs. Zimmerman, Witherow, Fisher and Nurse’s employment agreements provide, and Mr. White’s employment agreement provided, that any equity awards granted under the Omnibus Plan and any Rollover Equity immediately vest upon a qualifying termination (i.e., termination without cause, or disability or resignations for good reason) that occurs during the twenty-four (24) month period following a change in control or within the twenty-four (24) month period following the effective date of his employment agreement (the date of the Merger closing). Performance awards are payable at target. The Merger Completion Awards are not subject to change in control benefits.

Upon termination of the employment of Messrs. Zimmerman, Witherow, Fisher, Nurse, or White without cause or because of a disability or if the executive resigns for good reason within 24 months following a change in control, or if the executive is otherwise terminated within 24 months following the closing of the Merger, Messrs. Zimmerman, Witherow, Fisher and Nurse would be entitled, and Mr. White would have been entitled, to the payments and benefits described above under Payments to Executives other than Mr. Bassoul and Mr. Mick Pursuant to Employment Agreements Other than Within the First 24 Months following the Closing of the Merger or in Connection with a Change in Control - Terminations without Cause or due to Disability and Resignations for Good Reason, except that:

•	For Mr. Zimmerman, Mr. Witherow, Mr. Fisher, Mr. Nurse, or Mr. White, in lieu of their respective non-change in control severance or base salary continuation, as applicable:

•

Each executive other than Mr. Zimmerman would receive an amount equal to two and one-half times the executive’s base salary and target annual cash incentive at the time of termination, payable in a single lump sum on the first regularly scheduled payroll date following the 60th day after the termination; and

•

Mr. Zimmerman would receive an amount equal to three times the executive’s base salary and target annual cash incentive at the time of termination, payable in a single lump sum on the first regularly scheduled payroll date following the 60th day after the termination; and

•

The executive would have the right to continue medical and dental insurance coverage under COBRA during the 36-month period (for Mr. Zimmerman) or 30-month period (for all other executives) following the termination, and to receive monthly reimbursement of such COBRA continuation coverage premiums from us, if permitted by applicable law.

Any lump sum payments made pursuant to the employment agreements in connection with a change in control would be paid on the next regularly scheduled payroll date following the sixtieth day after the termination, subject to the requirements of Section 409A.

In addition, upon a change in control triggering event or certain other terminations within 24 months of the closing of the Merger, all Rollover Equity and equity awards under the Omnibus Plan, in each case, then held by Messrs. Zimmerman, Witherow, Fisher, Nurse or White as of the date of termination would fully vest, provided that any equity awards conditioned upon performance criteria, goals or objectives would be payable at target.

Our executive employment agreements (other than those with Mr. Bassoul and Mr. Mick) cap the present value of the aggregate payments, distributions and benefits provided to or for the executive’s benefit which constitute parachute payments under Section 280G of the Code at 299% of the base amount (as defined for purposes of Section 280G) (the “280G cap”), if any, following a change in control triggering event. Under our employment agreements, if the present value of the aggregate payments, distributions and benefits provided to or for the executive’s benefit which constitute parachute payments under Section 280G exceeds the 280G cap, then such payments, distributions and benefits are either (i) paid and delivered in full, or (ii) paid and delivered in such lesser amount as would result in no portion of such payments, distributions and benefits being subject to the excise tax, whichever of the foregoing amounts (taking into account the applicable federal, state and local income taxes and the excise tax) results in the receipt on an after-tax basis of materially larger payments, distributions and benefits to the executive as determined by the Company. The Merger did not result in a change in control of legacy Cedar Fair, as defined under Section 280G of the Code. Therefore, the aggregate payments, distributions and benefits provided in the event of a terminations without Cause or due to Disability or due to a resignation for Good Reason within 24 months following the closing of the Merger are not subject to the 280G provisions as described in this paragraph.

Payments of change in control amounts or provisions of change in control benefits under the employment are conditioned upon the execution and non-revocation of a mutually acceptable separation agreement and release.

Payments Pursuant to Mr. Bassoul’s and Mr. Mick’s Employment Agreements

The following information summarizes payments that Mr. Bassoul would receive, and Mr. Mick would have received, in the event of (1) termination for any reason, (2) good leaver terminations (i.e., terminations without cause or due to disability or death, resignation for good reason, or by reason of achievement of the maximum level of adjusted EBITDA under the employment agreement), and (3) terminations in the event of a “separation from service” for any reason under Section 409A. Descriptions of release requirements and restrictions relating to such payments and benefits, and of certain key defined terms, are provided at the end of this section. For information regarding payments upon the occurrence of a change in control (whether or not in connection with a termination), See Payments in Connection with a Change in Control below.

Terminations for any Reason

If we terminate the employment of Messrs. Bassoul or Mick for any reason, Mr. Bassoul would be entitled to. and Mr. Mick would have been entitled to:

•	Payment of accrued and unpaid base salary accrued as of the termination date, in a lump sum within 20 business days following termination;

•

Payment of any benefits due under any employee benefit plan of the Company and any payments due under the terms of any Company program, arrangement or agreement, including insurance policies but excluding any severance program or policy, in a lump sum within 20 business days following termination; and

•

Any expenses owed, in a lump sum within 20 business days following termination (provided the executive submits documentation in accordance with the applicable Company policy within ten business days following termination).

Good Leaver Terminations

Upon a “good leaver termination” (as defined in each executive’s employment agreement and pursuant to their award agreements), Mr. Bassoul would be entitled to, and Mr. Mick would have been entitled to:

•	Payment of accrued and unpaid base salary accrued as of the termination date, in a lump sum within 20 business days following termination;

•	Automatic vesting of all performance stock units awarded under each executive issued under each executive’s employment agreement, based on the greater of target and actual performance;

•

Payment of any benefits due under any employee benefit plan of the Company and any payments due under the terms of any Company program, arrangement or agreement, including insurance policies but excluding any severance program or policy, in a lump sum within 20 business days following termination; and

•

Any expenses owed, in a lump sum within 20 business days following termination (provided the executive submits documentation in accordance with the applicable Company policy within ten business days following termination).

Payments upon a Separation from Service Under 409A

Our employment agreements with Messrs. Bassoul and Mick provide for certain benefits and payments in the event separation from service for any reason. Our award agreements use the “separation from service” definition provided by Section 409A of the Code.

Upon separation from service of Messrs. Bassoul or Mick for any reason, Mr. Bassoul would be entitled to, and Mr. Mick would have been entitled to, as applicable:

•	Any unpaid bonus for any prior fiscal year;

•

A pro rata portion (based on the number of days during the applicable fiscal year the executive was employed by the Company) of the annual bonus that would have been paid if he had not been terminated, and based on actual performance through the regular performance period;

•

The sum of the executive’s base salary and target cash incentive compensation (excluding any reductions thereto that serve as the basis for a termination for good reason) for the year of termination, multiplied by two, payable as soon as practicable after termination;

•

An amount equal to (i) twenty-four (24) (for Mr. Bassoul) and three (3) (for Mr. Mick) multiplied by (ii) the excess of the monthly applicable premium, as of termination, for health care coverage the executive (and his eligible dependents, if any) had from the Company immediately prior to termination (or, if greater, the monthly applicable premium for equivalent continuation coverage pursuant COBRA) over the monthly dollar amount the executive would have paid to the Company for such health care coverage if he remained employed following termination, such amount to be paid in a lump sum as soon as practicable after termination, subject to any required delay; and

•	For Mr. Mick only:

•

Immediate vesting of all equity awards then held (excluding any performance stock units awarded under his employment agreement) that are scheduled to vest in the twelve (12) month period following termination, with all vested options, if any, remaining exercisable for the shorter of their originally scheduled respective terms and one (1) year following termination; and

•

Reimbursement of up to $10,000 for executive outplacement services provided by a firm of his choosing, subject to presentation of appropriate invoices or other reasonable documentation, by a date to be determined by the Company in its sole discretion.

Payments in Connection with a Change in Control

Upon a change in control (whether or not each executive is terminated in connection with such change in control), if such change in control occurs prior to the second anniversary of the grant date of each executive’s performance stock units granted under their employment agreement, each Mr. Bassoul would be entitled to, and Mr. Mick would have been entitled to, automatic vesting of all performance stock units awarded under each executive issued under each executive’s employment agreement, based on the greater of target and actual performance.

Our executive employment agreement for Mr. Bassoul caps, and for Mr. Mick capped, the present value of the aggregate payments, distributions and benefits provided to or for the executive’s benefit which constitute parachute payments under Section 280G of the Code at $1 less than three (3) times such individual’s “base amount” (as defined for purposes of Section 280G) (the “Separate 280G cap”). Under Mr. Bassoul and Mr. Mick’s employment agreements, if the present value of the aggregate payments, distributions and benefits provided to or for the executive’s benefit which constitute parachute payments under Section 280G exceeds the Separate 280G cap, then such payments, distributions and benefits are either (i) paid and delivered in full, or (ii) paid and delivered in such lesser amount as would result in no portion of such payments, distributions and benefits being subject to the excise tax, whichever of the foregoing amounts (taking into account the applicable federal, state and local income taxes and the excise tax) results in the receipt on an after-tax basis of materially larger payments, distributions and benefits to the executive as determined by the Company.

Payments of change in control amounts or provisions of change in control benefits under the employment agreements are conditioned upon the execution and non-revocation of a mutually acceptable separation agreement and release.

Releases and Restrictions; Certain Definitions

Any termination payments under the employment agreements with Messrs. Bassoul and Mick are subject to execution, timely delivery, and non-revocation of a general release in favor of the Company. In addition, each executive is subject to non-competition, non-solicitation, confidentiality, non-disparagement and cooperation provisions. The employment agreements provide that the non-competition obligations last for a period of twelve months after termination (regardless of the reason for termination) and non-solicitation obligations last for a period of twenty-four months after termination (regardless of the reason for termination).

Under the employment agreements with Mr. Bassoul and Mr. Mick, “cause” means: (i) the executive’s continued failure (except where due to physical or mental incapacity) to endeavor in good faith to substantially perform his duties hereunder after written notice from the Company requesting such performance and specifying executive’s alleged failure; (ii) material malfeasance or gross neglect in the performance of his duties under the employment agreements; (iii) conviction of (or guilty or no contest plea to) a misdemeanor involving moral turpitude or a felony; (iv) the commission of an act of fraud or embezzlement against the Company or any affiliate constituting a crime; (v) material breach of any material provision of the executive’s employment agreement that is not remedied within fifteen (15) days after (a) written notice from the Company specifying such breach and (b) the opportunity to appear before the Board; (vi) material violation of a material Company policy that causes demonstrable damage to the Company, which damage is not insignificant; (vii) continued failure to cooperate in any audit or investigation involving the Company or its affiliates or its or their financial statements or business practices that is not remedied within fifteen (15) days of written notice from the Company specifying such failure; (viii) actual gross misconduct that adversely and materially affects the business or reputation of the Company and its Subsidiaries taken as a whole, subject to a de novo review of whether actual gross misconduct adversely and materially affected the business or reputation of the Company and its subsidiaries taken as a whole.

“Disability” means a physical or mental incapacity or disability that renders or is likely to render the executive unable to perform his material duties for either 180 days in any twelve-month period or 90 consecutive days, as determined by a physician selected by us.

“Good reason” means, without the executive’s express consent:

•	Removal of the executive from his position or an adverse change in the executive’s reporting obligations;

•

For Mr. Bassoul, failure by the Company to nominate him for election as a member of the Board or the failure of the Company to use efforts consistent with the Company’s efforts with respect to other members of the Company’s Board slate to encourage the Company’s stockholders to elect him to the Board once nominated;

•	Any material diminution in his responsibilities, authorities or duties, or assignment of duties that are materially inconsistent with his position;

•	Any reduction in base salary or target bonus (for Mr. Mick), or base salary or minimum bonus, target bonus or maximum (for Mr. Bassoul); or

•

Any material breach by the Company of the executive’s employment agreement; provided, that the executive may terminate his employment for good reason only if (a) within ninety (90) days of actual knowledge of the occurrence of an event of good reason, he provides written notice of the Company specifying such event, (b) the Company does not cure such event within five (5) business days of such notice if the event is nonpayment of an amount due or within sixty (60) days of such notice for other events and (c) the executive terminates his employment within thirty (30) business days of the end of such cure period.

“Good Leaver Termination” means termination (i) by the Company without cause, (ii) by resignation for good reason, (iii) due to death or disability, or (iv) by reason of achievement of the maximum level of adjusted EBITDA.

Payments and Benefits in Connection with Mr. Mick’s Separation

We entered into a separation and release agreement (the “Mick separation agreement”) with Mr. Mick on March 28, 2025 in connection with his departure from the Company on March 28, 2025. The Mick separation agreement provided that his termination was “without Cause” pursuant to Section 4 of his employment agreement and his termination would be treated as a “Good Leaver Termination” under his amended and restated performance stock unit agreement, dated August 20, 2024 (governing the terms of his Initial Post-Merger Performance Stock Units). Accordingly, the Mick separation agreement provided that he would be entitled to such rights and benefits provided in such employment agreement and amended and restated performance stock unit agreement. Specifically, the Mick separation agreement provided that he would receive: (i) full vesting of his Initial Post-Merger Performance Stock Units at target performance (51,390 shares of common stock); (ii) his unpaid base salary, plus accrued employee benefits and any unreimbursed expenses; (iii) his 2024 cash incentive award based on actual performance; (iv) a cash severance payment of $2,358,400; (v) payment of his portion of the after-tax monthly COBRA coverage premiums (estimated to be $65,114); and (vi) outplacement services of up to $10,000. Mr. Mick is subject to non-competition, non-solicitation, confidentiality, non-disparagement and cooperation provisions contained in his employment agreement.

Payments and Benefits in Connection with Mr. White’s Separation

We entered into an executive release agreement (the “White separation agreement”) with Mr. White on March 26, 2025 in connection with his planned separation from the Company on May 2, 2025. The White separation agreement provides that he will be entitled to such rights and benefits provided in such employment agreement and performance stock unit agreement (governing the terms of his Initial Post-Merger Performance Stock Units). Specifically, the White separation agreement provides that he will receive: (i) his unpaid base salary, plus accrued employee benefits and any unreimbursed expenses; (ii) full vesting of all his equity awards granted under the Omnibus Plan and the Rollover Equity, including the Initial Post-Merger Performance Stock Units at target performance and 2025 performance stock units and restricted stock units (an aggregate of 51,004 shares of common stock and $6,911 in accrued cash dividends); (iii) his 2024 cash incentive award based on actual performance; (iv) a pro-rata portion of his 2025 cash incentive award based on actual performance; (v) a cash severance payment of $2,070,000; and (vi) an amount equal to thirty (30) months of after-tax monthly COBRA coverage premiums less the amount of his portion of such premiums determined as if he were an active employee (estimated to be $16,409). Mr. White is subject to non-competition, non-solicitation, confidentiality, non-disparagement and cooperation provisions contained in his employment agreement.

Table of Potential Payments Upon Termination or Change in Control

The payments that would have been made to each of the named executive officers upon a termination of his employment, or a qualifying termination of employment following a change in control of the Company, as of December 31, 2024 are as follows:

Legacy Cedar Fair NEOs
Name/ Benefits and Payments Upon Separation	All Terminations	Termination Without Cause or for Disability or Resignation for Good Reason		Death (5)		Qualifying Termination Within 24 Months Following Change in Control
Richard A. Zimmerman
Earned but unpaid salary	$48,219	$48,219		$48,219		$48,219
Severance	—	5,775,000	(1)	—		5,775,000	(1)
Incentive compensation	452,925	452,925		452,925		452,925
Restricted stock units or restricted stock	—	19,960,938	(2)	19,960,938	(2)	19,960,938	(2)
Performance units	—	1,965,140	(3)	1,965,140	(3)	1,965,140	(3)
Health benefits	—	52,542		17,514		52,542

Total	$501,144	$28,254,764		$22,444,736		$28,254,764

Brian C. Witherow
Earned but unpaid salary	$29,370	$29,370		$29,370		$29,370
Severance	—	2,512,500	(1)	—		2,512,500	(1)
Incentive compensation	183,915	183,915		183,915		183,915
Restricted stock units or restricted stock	—	6,163,273	(2)	6,163,273	(2)	6,163,273	(2)
Performance units	—	635,771	(3)	635,771	(3)	635,771	(3)
Health benefits	—	60,654		24,261		60,654

Total	$213,285	$9,585,483		$7,036,590		$9,585,483

Tim V. Fisher
Earned but unpaid salary	$32,877	$32,877		$32,877		$32,877
Severance	—	3,046,875	(1)	—		3,046,875	(1)
Incentive compensation	257,344	257,344		257,344		257,344
Restricted stock units or restricted stock	—	9,351,621	(2)	9,351,621	(2)	9,351,621	(2)
Performance units	—	786,075	(3)	786,075	(3)	786,075	(3)
Health benefits	—	44,055		17,622		44,055

Total	$290,220	$13,518,846		$10,445,548		$13,518,846

Brian M. Nurse
Earned but unpaid salary	$26,301	$26,301		$26,301		$26,301
Severance	—	2,250,000	(1)	—		2,250,000	(1)(4)
Incentive compensation	164,700	164,700		164,700		164,700
Restricted stock units or restricted stock	—	3,590,281	(2)	3,590,281	(2)	3,590,281	(2)
Performance units	—	485,514	(3)	485,514	(3)	485,514	(3)
Health benefits	—	19,256		7,703		19,256

Total	$191,001	$6,536,053		$4,274,499		$6,536,053

Robert White
Earned but unpaid salary	$20,164	$20,164		$20,164		$20,164
Severance	—	1,610,000	(1)	—		1,477,081	(1)(4)
Incentive compensation	101,016	101,016		101,016		101,016
Restricted stock units or restricted stock	—	1,356,909	(2)	1,356,909	(2)	1,356,909	(2)
Performance units	—	167,605	(3)	167,605	(3)	167,605	(3)
Health Benefits		44,477		17,791		44,477

Total	$121,180	$3,300,172		$1,663,486		$3,167,253

(1)

Severance amount based on 2024 base salary and cash incentive compensation is described above on pages 54-55, which reflects the post-Merger salary and target annual cash incentive award for 2024 following the Merger. See Potential Payments Upon Termination or Change in Control – Payments for Executives other than Mr. Bassoul and Mr. Mick Upon a Termination Following a Change in Control or Within Twenty-Four Months Following the Closing of the Merger for an overview of severance calculations.

(2)

Amount includes, in addition to the value of any accumulated distribution or dividend equivalents, the following awards that are scheduled to vest within the eighteen (18) month period following termination: (1) restricted stock relating to restricted units awarded to each of Messrs. Zimmerman, Witherow, Fisher, Nurse and White in 2022, 2023, two-thirds of the restricted stock awarded in 2024, which were converted at the time of the Merger; (2) the Merger Completion awards awarded to each of Messrs. Zimmerman, Witherow, Fisher and Nurse; and (3) restricted stock relating the time-based restricted unit awarded to Mr. Fisher in August 2022, the restricted unit new hire award to Mr. Nurse in November 2021 and the restricted unit retention award to Mr. White in February 2022, which were converted at the time of the Merger. The amount also includes, in addition to the value of any accumulated distribution or dividend equivalents, the value of the performance unit awards that awarded to each of Messrs. Zimmerman, Witherow, Fisher and Nurse in 2021, 2022, and 2023 that were converted into corresponding time-based restricted stock units at the time of the Merger that are scheduled to vest within the eighteen (18) month period following termination. The performance unit awards awarded to each of Messrs. Zimmerman, Fisher, Nurse and White in 2024 prior to the Merger are not included, as they will not vest within the 18-month period following termination. Future dividend equivalents could also increase these amounts.

(3)

Amount includes estimated possible payouts under the Initial Post-Merger Performance Stock Unit Awards performance unit awards for Messrs. Zimmerman, Witherow, Fisher, Nurse and White, including dividend equivalents through such date. For purposes of these amounts, we have assumed that these awards were paid at target and are earned at the earliest possible payment date. However, the final calculation could differ from these estimates depending on the level of performance actually attained and when such performance is achieved. Future dividend equivalents could also increase these amounts.

(4)

Amount was decreased by $132,919 to comply with the 280G cap and cutback provision of Mr. White’s employment agreement. Amount was not decreased in accordance with the 280G cap and cutback provision of Mr. Nurse’s employment agreement and instead would be paid out in full to result in, on an after-tax basis, materially larger payments, distributions and benefits. Pre-capped severance amount based on 2024 post-Merger base salary and cash incentive compensation, as described above on pages 54-55.

(5)

If each of the named executive officers had died on December 31, 2024, he would be entitled to the same payments as described in footnotes (3) and (4). Upon death, the legacy Cedar Fair NEO’s spouse or eligible dependent will be entitled to only 12 months of COBRA continuation coverage premium less the amount of the executive’s portion of the premium.

Legacy Six Flags NEOs
Name/ Benefits and Payments Upon Separation	Termination for any Reason	Good Leaver Termination		Separation from Service		Change in Control
Selim Bassoul
Earned but unpaid salary	$67,945	$67,945		$67,945		—
Severance	—	—		5,425,000	(1)	—
Incentive compensation	995,100	995,100		995,100		—
Restricted stock units or restricted stock (2)	—	—		—		—
Performance units	—	3,144,398	(3)	—		$3,144,398	(3)
Health benefits	—	—		14,484		—

Total	$1,063,045	$4,207,443		$6,502,529		$3,144,398

Gary Mick
Earned but unpaid salary	$23,496	$23,496		$23,496		—
Severance	—	—		1,715,200	(1)	—
Incentive compensation	176,558	176,558		176,558		—
Restricted stock units or restricted stock (2)	—	—		—		—
Performance units	—	619,145	(3)	—		619,145	(3)
Health benefits	—	—		6,831		—

Total	$200,054	$819,199		$1,922,085		$619,145

(1)

Severance amount based on 2024 base salary and cash incentive compensation is described above on pages 56-58, which reflects the post-Merger salary and target annual cash incentive award for 2024 following the Merger. See Potential Payments Upon Termination or Change in Control – Payments Pursuant to Mr. Bassoul’s and Mr. Mick’s Employment Agreements for an overview of severance calculations.

(2)

All legacy Six Flags restricted stock or restricted stock units were converted into fully vested shares of Company common stock at the time of the Merger. Therefore, Messrs. Bassoul and Mick did not have any restricted stock or restricted stock units outstanding as of December 31, 2024.

(3)

Amount includes estimated possible payouts under the Initial Post-Merger Performance Stock Unit Awards performance unit awards for Messrs. Bassoul and Mick, including dividend equivalents through such date, if any. For purposes of these amounts, we have assumed that these awards were paid at target and are earned at the earliest possible payment date. However, the final calculation could differ from these estimates depending on the level of performance actually attained and when such performance is achieved. Future dividend equivalents could also increase these amounts.

Director Compensation

The People, Culture & Compensation Committee of the Board of Directors recommends the fees paid to directors and board committee members for services in those capacities. Following the closing of the Merger, the schedule of fees is as follows:

•	For service as a member of the Board, a retainer of $85,000 per annum, payable in cash quarterly, plus $1,500 payable in cash for attendance at each meeting of the Board after the 20th Board meeting;

•

For service as a member of the Board (which will be initially granted in 2025), $200,000 per annum to be paid in restricted stock, adjusted for fractional shares of common stock as needed (which directors may elect to defer up to 100% in the form of deferred stock units that are paid out in cash, stock, or a combination upon the end of service);

•

For service as an Audit and Finance Committee member, a fee of $15,000 per annum (excluding committee chair); for service as a Nominating and Corporate Governance Committee member, a fee of $10,000 per annum (excluding committee chair); and for service as a People, Culture & Compensation Committee member, a fee of $10,000 per annum (excluding committee chair); and

•

For service as Lead Independent Director, a fee of $125,000 per annum; for service as Chair of the Audit and Finance Committee of the Board, a fee of $30,000 per annum; for service as the Chair of the Nominating and Corporate Governance Committee, a fee of $20,000 per annum; and for service as the Chair of the People, Culture & Compensation Committee, a fee of $25,000 per annum.

These fees are payable only to non-management directors. Management directors receive no additional compensation for service as a director. All directors receive reimbursement from the Company for reasonable expenses incurred in connection with service in that capacity. Additionally, all directors are to accumulate stock equal to five times the annual cash retainer within five years of becoming a director. In March 2025, the legacy Cedar Fair directors each received an equity award in the amount of $100,000 as compensation for their service for the remainder of 2024, as a pro-rated portion of the legacy Cedar Fair 2024 equity awards were converted at the time of the Merger and the remainder were cancelled.

Immediately prior to the Merger, the Board of Directors of the Company approved an increase in the size of the Board from two (Mr. Bassoul and Mr. Mick) to twelve directors: Louis Carr, Michelle Frymire, Daniel Hanrahan, Jennifer Mason, D. Scott Olivet and Richard A. Zimmerman (each formerly a member of the legacy Cedar Fair board of directors), and Selim Bassoul, Esi Eggleston Bracey, Chieh Huang, Enrique Ramirez Mena, Arik Ruchim and Marilyn Spiegel (each formerly a member of the legacy Six Flags board of directors). Accordingly, the presentation of full fiscal year director compensation information consists of information with respect to the legacy companies for the period of January 1, 2024 to June 30, 2024 and information with respect to the Company for the period of July 1, 2024 to December 31, 2024.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Esi Eggleston Bracey	$100,000	$199,979	—	—	—	—	$299,979
Louis Carr	$97,500	$74,623	—	—	—	—	$172,123
Michelle M. Frymire	$111,250	$74,623	—	—	—	—	$185,873
Daniel J. Hanrahan	$210,000	$74,623	—	—	—	—	$284,623
Chieh Huang	$100,000	$199,979	—	—	—	—	$299,979
Jennifer Mason	$102,500	$74,623	—	—	—	—	$177,123
Enrique Ramirez Mena	$117,500	$199,979	—	—	—	—	$317,479
D. Scott Olivet	$98,750	$74,623	—	—	—	—	$173,373
Arik Ruchim (3)	—	—	—	—	—	—	—
Marilyn Spiegel	$100,000	$199,979	—	—	—	—	$299,979

(1)

Richard A. Zimmerman and Selim Bassoul are not included in this table as Mr. Zimmerman and Mr. Bassoul were employees of the Company and the respective legacy companies in 2024 and did not receive any additional compensation for service as a director. The compensation to Mr. Zimmerman and Mr. Bassoul as employees is shown in the Summary Compensation Table and our other Executive Compensation disclosures.

(2)

The amounts in column (c) reflect the grant date fair value computed in accordance with FASB ASC Topic 718 of (1) units awarded to each member of the legacy Cedar Fair board in 2024 and (2) shares of common stock awarded to each member of the legacy Six Flags board in 2024. At the time of the Merger, any outstanding legacy Cedar Fair unit-settled deferred units were settled in shares of the Company’s common stock based on the legacy Cedar Fair exchange ratio under the merger agreement. Any outstanding legacy Six Flags deferred share unit awards (from prior to 2022) were settled at the time of the Merger in shares of the Company’s common stock based on the legacy Six Flags exchange ratio under the merger agreement. Therefore, there were no deferred equity awards outstanding as of December 31, 2024.The amounts do not include the $100,000 equity awards granted to the legacy Cedar Fair directors in March 2025 as compensation for their service for the remainder of 2024.

(3)	Arik Ruchim does not receive any director fees because his interests are already highly aligned with stockholders due to his position with H Partners, LP, a stockholder of the Company.

People, Culture & Compensation Committee Report

The People, Culture & Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this 10-K/A. Based on the review and discussions, the People, Culture & Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Enrique Ramirez Mena (Chair)

Michelle Frymire

D. Scott Olivet

Marilyn Spiegel

Compensation Committee Interlocks and Insider Participation

None of our directors who served on the People, Culture & Compensation Committee during 2024 were current or former officers or employees of the Company or had any relationship with us that would be required to be disclosed by us under applicable related party requirements. There are no interlocking relationships between the Company’s executive officers or directors and the board or compensation committee of another entity.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth the number and percentage of shares of the Company’s common stock beneficially owned by each of the Company’s directors, each of the named executive officers, and all current directors and executive officers as a group as of April 28, 2025, and by each person known by the Company to own 5% or more of its shares of common stock.

Directors and Executive Officers

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Beneficial Ownership (1)		Voting Power (1)			Investment Power			Percentage of Shares (2)
			Sole		Shared	Sole		Shared
Richard A. Zimmerman	516,378	(3)	516,378		—	422,849		—	*
Selim Bassoul	387,178		387,178		—	387,178		—	*
Brian C. Witherow	253,500	(4)	251,101		2,399	222,038		2,399	*
Tim V. Fisher	192,870	(5)	192,870		—	107,882		—	*
Brian M. Nurse	54,595	(6)	54,595		—	33,742		—	*
Robert White	38,871	(7)	38,871		—	29,729		—	*
Gary Mick	100,152		100,152		—	100,152		—	*
Esi Eggleston Bracey	28,520		28,520		—	23,180		—	*
Louis Carr	17,458	(8)	17,458		—	14,788		—	*
Michelle M. Frymire	13,091		13,091		—	7,751		—	*
Daniel J. Hanrahan	62,114	(8)	62,114		—	62,114		—	*
Chieh Huang	15,503	(8)	15,503		—	15,503		—	*
Jennifer Mason	13,091		13,091		—	7,751		—	*
Enrique Ramirez Mena	24,953		24,953		—	19,613		—	*
D. Scott Olivet	41,144	(8)	41,144		—	41,144		—	*
Marilyn Spiegel	12,766	(8)	12,766		—	12,766		—	*
Arik Ruchim	—			(9)	—		(9)	—	*
All directors and executive officers as a group (20 individuals)	1,810,662		1,808,263		2,399	1,504,486		2,399	1.8%

*	Less than one percent of outstanding shares of common stock.
(1)

Includes shares of restricted stock over which there is voting power, but no investment power, as follows: Mr. Zimmerman, 93,529; Mr. Witherow, 29,063; Mr. Fisher, 84,988; Mr. Nurse, 20,853; Mr. White, 9,142; Ms. Bracey, 5,340; Mr. Carr, 2,670; Ms. Frymire, 5,340; Ms. Mason, 5,340; Mr. Ramirez, 5,340; and all executive officers and directors as of April 28, 2025 as a group (20 individuals) 303,777.

(2)

Each beneficial owner’s ownership percentage has been calculated including any deferred restricted stock units or restricted stock units the beneficial owner has the right to acquire within 60 days after April 28, 2025. The ownership percentage of the directors and executive officers as a group has been calculated including any deferred restricted stock units or restricted stock units that the directors as a group have a right to acquire within 60 days after April 28, 2025.

(3)

Consists of 422,849 shares of common stock as to which Mr. Zimmerman has sole voting and investment power which are directly owned by Mr. Zimmerman as of April 28, 2025 and the restricted stock referenced in footnote 1.

(4)

Consists of 222,038 shares of common stock as to which Mr. Witherow has sole voting and investment power which are directly owned by Mr. Witherow as of April 28, 2025 and the restricted stock referenced in footnote 1; as well as 2,399 shares of common stock for which he has shared voting and investment power.

(5)

Consists of 107,882 shares of common stock as to which Mr. Fisher has sole voting and investment power which are directly owned by Mr. Fisher as of April 28, 2025 and the restricted stock referenced in footnote 1.

(6)

Consists of 33,742 shares of common stock as to which Mr. Nurse has sole voting and investment power which are directly owned by Mr. Nurse as of April 28, 2025 and the restricted stock referenced in footnote 1.

(7)

Consists of 11,788 shares of common stock as to which Mr. White has sole voting and investment power which are directly owned by Mr. White as of April 28, 2025 and the restricted stock referenced in footnote 1, as well as 17,941 restricted stock units that will vest within 60 days of April 28, 2025.

(8)

Includes deferred restricted stock units which such directors have the right to acquire (within 60 days of April 28, 2025) through the conversion of deferred restricted stock units under the director equity deferred compensation program upon termination of a service as a director of the Company: Mr. Carr, 2,213; Mr. Hanrahan, 4,426; Mr. Huang, 2,604; Mr. Olivet, 7,162; and Ms. Spiegel, 2,604.

(9)

Mr. Ruchim is a Partner of H Partners Management, LLC. Mr. Ruchim may be deemed to have voting and dispositive power with respect to the shares of common stock held by H Partners Management, LLC, which is the investment manager of H Partners Capital, LLC (“H Partners Management”), the general partner of H Partners, LP.

5% or Greater Stockholders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Shares
BlackRock, Inc. 50 Hudson Yards New York, NY 10001	14,194,457	(1)	14.04%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	10,063,457	(2)	9.95%
Darlington Partners Capital Management, LP 300 Drakes Landing Road Suite 290 Greenbrae, CA 94904	5,914,751	(3)	5.85%

(1)	Based upon a Schedule 13-F filed by BlackRock, Inc. (“BlackRock”) on February 7, 2025.

(2)

Based upon a Schedule 13G/A filed by The Vanguard Group (“Vanguard”) on January 8, 2025. On the Schedule 13G/A, Vanguard reported shared voting power over 147,222 shares of common stock, reported sole dispositive power over 9,802,776 shares of common stock, reported shared dispositive power over 260,681 shares of common stock and reported an aggregate beneficial ownership of 10,063,457 shares of common stock.

(3)

Based upon a Schedule 13G filed jointly by Darlington Partners Capital Management, LP (“DPCM LP”), Darlington Partners GP, LLC (“DP GP”), Darlington Partners, L.P. (“Darlington”), Scott W. Clark and Ramsey B. Jishi on March 11, 2025. DPCM LP is the investment adviser of private investment funds, including Darlington (together, the “Funds”). DP GP is the general partner of DPCM LP and the Funds. Mr. Clark and Mr. Jishi are the managers of DP GP. On the Schedule 13G, DPCM LP, DP GP, Darlington, Mr. Clark and Mr. Jishi each reported shared voting power over 5,914,751 shares of common stock and reported shared dispositive power over and reported an aggregate beneficial ownership of 5,914,751 shares of common stock.

Equity Compensation Plan Information

The following table sets forth information concerning shares of common stock authorized or available for issuance under equity compensation plans (see Note 9 to the Financial Statements of the Original 10-K) as of December 31, 2024:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by shareholders	4,059,527	$98.67	6,495,991
Equity compensation plans not approved by shareholders	—	—	—

Total	4,059,527	$98.67	6,495,991

(1)	The shares in column (a) include performance stock unit awards at the maximum number of shares issuable.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

There were no transactions that must be disclosed between the Company and our officers or directors, or any person related to our officers or directors, or with any holder of more than 5% of the outstanding shares of common stock or any person related to such stockholder, during 2024 and through the date of this filing.

Our Board has adopted a written related person transaction policy to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy includes policies and procedures for the review and approval of interested transactions, which are defined as transactions in which the Company participates and any executive officer, director, beneficial owner of more than 5% of the Company’s common stock, or immediate family member of any of the foregoing, has a direct or indirect material interest. The definition of interested transactions is intended to cover the types of transactions subject to Regulation S-K Item 404 and excludes certain types of transactions consistent with that regulation. The policy generally presumes a related party’s interest to be material unless clearly incidental in nature or determined in accordance with the policy to be immaterial in nature.

Each executive officer and director are required to notify either the Chief Legal Officer and Chairman of the Board, the Lead Independent Director, or the Chair of the Nominating and Corporate Governance Committee of his or her intention to enter into, or to cause the Company to enter into, an interested transaction. The Committee reviews the material facts of all interested transactions requiring its approval, and the disinterested members of the Committee either approve or disapprove the entry into the interested transaction. The policy also provides a mechanism for Committee review and ratification or modification of any interested transactions as to which advance approval is not feasible or that were entered into in error. In determining whether to approve or ratify a transaction, the Committee considers whether or not the transaction is in, or not inconsistent with, the best interests of the Company and taking into account such other determination as the Committee deems appropriate. Authority is delegated under the policy to the Nominating and Corporate Governance Committee to (i) determine certain transactions or categories of transactions with related persons that are not considered related person transactions for the purposes of the policy given their nature, size and/or degree of significance to the Company and/or the immateriality of such transaction to the relevant related person, and not required to be individually reported to, reviewed by, and/or approved or ratified by the Committee, and (ii) approve in advance certain transactions or categories of transactions with related persons that (unless the Committee determines otherwise in a particular instance) need not be individually reported to, reviewed by, and/or approved or ratified by the Committee but that will instead be reported to and reviewed by the Committee collectively on a periodic basis, which shall be at least annually, and shall not require ratification by the Committee, it being understood that such transactions may be reportable under applicable law. No director is allowed to participate in any discussion or approval of an interested transaction for which he or she is a related party, except for providing material information as to the transaction and for counting to determine the presence of a quorum to act on the transaction. An ad hoc committee of at least two independent directors may be designated by the Board where less than two members of the Committee would be available to review an interested transaction involving a member of a committee.

Board Independence

The Board has affirmatively determined that current Board members Esi Eggleston Bracey, Louis Carr, Michelle Frymire, Daniel Hanrahan, Chieh Huang, Jennifer Mason, Enrique Ramirez Mena, D. Scott Olivet, Marilyn Spiegel and Arik Ruchim meet the independence criteria of the NYSE listing standards and our Corporate Governance Guidelines. The Board has determined Richard A. Zimmerman is not independent because he is a current executive officer of the Company. The board has also determined that Selim Bassoul is not independent because he was formerly the chief executive officer of legacy Six Flags and is currently our Executive Chairman.

In making the independence determinations, the Board considered Ms. Mason’s current position as Global Officer, Treasurer and Risk Management at Marriott International, Inc. In 2024, legacy Cedar Fair and the Company paid approximately $376,000 of franchise fees to Marriott International, Inc. The Board determined that this relationship was not material and did not impair the independence of Ms. Mason.

The Board has four (4) committees: an Audit and Finance Committee, a Nominating and Corporate Governance Committee, a People, Culture & Compensation Committee, and an Integration Committee. Excluding the Integration Committee, each committee is composed entirely of independent directors, as that term is defined in the NYSE listing standards, and each member of the Audit and Finance Committee is independent as required under Section 301 of the Sarbanes-Oxley Act of 2002.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Registered Public Accounting Firm Services and Fees

The aggregate fees billed or expected to be billed for the audit and non-audit services provided to us, or to legacy Cedar Fair prior to the Merger, by our principal accountant during the last two fiscal years are set forth below.

Type of Fees	2024	2023
Audit Fees	$2,792,681	$1,746,843
Audit-Related Fees	750,000	—
Tax Fees	1,485,764	293,162
Other Fees	4,046	610,046

Total	$5,032,491	$2,650,051

Audit Fees consist of fees billed or expected to be billed by Deloitte for professional services rendered for the 2024 and 2023 audits of the annual financial statements and internal control over financial reporting, the review of the financial statements included in Forms 10-Q, and other services in connection with statutory and regulatory filings.

Audit-Related Fees consist of fees billed or expected to be billed by Deloitte that principally include assurance services that are reasonably related to purchase accounting in relation to the Merger, performance of the audit or review of the Company or legacy Cedar Fair’s financial statements and other attestation services or consultations that are not reported under audit fees.

Tax Fees consist of fees billed or expected to be billed by Deloitte for services related to tax compliance ($903,944 and $260,641 for 2024 and 2023, respectively), tax consulting ($581,820 and $32,521 for 2024 and 2023, respectively).

Other Fees consist of fees for permitted services rendered by Deloitte that do not fit within the above category descriptions. In 2023, due diligence services rendered for the proposed merger with Six Flags were included within this category.

Audit Committee Pre-Approval Policy

The Audit and Finance Committee reviews and pre-approves each audit and non-audit service engagement with the Company’s independent auditor, and pre-approved all services provided in 2024. The Audit and Finance Committee has adopted a policy providing pre-approval thresholds for permissible non-attest professional fees for services, including those non-attest services provided by Deloitte, on a fixed fee or time and material basis. Permissible non-attest fees up to $250,000 can be approved by the Chair of the Audit and Finance Committee and greater than $250,000 require approval by the full Audit and Finance Committee. Any approvals by the Chair of the Audit and Finance Committee are reported at the next scheduled Audit and Finance Committee meeting.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The exhibits listed below are included as exhibits in this Form 10-K/A.

Exhibit Number	Description

10.1	Executive Release Agreement, dated March 26, 2025, by and between the Company and Robert White. (+)

10.2	Separation and Release Agreement, dated March 28, 2025, by and between the Company and Gary Mick. (+)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

(+)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION

By:	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

DATED: April 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard A. Zimmerman	Director, President and Chief Executive Officer	April 29, 2025
Richard A. Zimmerman	(Principal Executive Officer)

/s/ Brian C. Witherow	Chief Financial Officer	April 29, 2025
Brian C. Witherow	(Principal Financial Officer)

/s/ David R. Hoffman	Chief Accounting Officer	April 29, 2025
David R. Hoffman	(Principal Accounting Officer)

/s/ Selim Bassoul	Executive Chairman	April 29, 2025
Selim Bassoul

/s/ Daniel J. Hanrahan	Lead Independent Director	April 29, 2025
Daniel J. Hanrahan

/s/ Esi Eggleston Bracey	Director	April 29, 2025
Esi Eggleston Bracey

/s/ Louis Carr	Director	April 29, 2025
Louis Carr

/s/ Michelle M. Frymire	Director	April 29, 2025
Michelle M. Frymire

/s/ Chieh Huang	Director	April 29, 2025
Chieh Huang

/s/ Jennifer Mason	Director	April 29, 2025
Jennifer Mason

/s/ Enrique Ramirez Mena	Director	April 29, 2025
Enrique Ramirez Mena

/s/ D. Scott Olivet	Director	April 29, 2025
D. Scott Olivet

/s/ Arik Ruchim	Director	April 29, 2025
Arik Ruchim

/s/ Marilyn Spiegel	Director	April 29, 2025
Marilyn Spiegel