Form 10-Q
period 2025-03-30
Six Flags Entertainment Corporation/NEW
filed 2025-05-08
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of May 2, 2025
Common Stock, par value $0.01 per share	101,101,235
Page 1 of 37 pages

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

The Six Flags Merger was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, financial results and disclosures referring to periods prior to the Closing Date include only Cedar Fair's results before giving effect to the Mergers, including the financial results and disclosures as of March 31, 2024 and for the three months ended March 31, 2024. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures as of March 30, 2025 and for the three months ended March 30, 2025 reflect the Combined Company's operations.

For purposes of this Quarterly Report on Form 10-Q, references to the "Combined Company" and the "Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or the "Partnership" are to Cedar Fair prior to the Mergers.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 30, 2025	December 31, 2024	March 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$61,512	$83,174	$35,128
Receivables	146,092	164,861	61,530
Inventories	84,634	71,104	52,351
Prepaid insurance	19,799	19,333	10,496
Other current assets	67,284	61,398	30,682
	379,321	399,870	190,187
Property and equipment, gross	7,039,875	6,916,761	4,049,203
Accumulated depreciation	(2,692,004)	(2,619,806)	(2,365,627)
Property and equipment, net	4,347,871	4,296,955	1,683,576
Goodwill	3,303,351	3,296,523	263,182
Other intangibles, net	897,874	897,834	48,796
Right-of-use assets	221,742	227,284	77,267
Other assets	13,758	12,050	1,257
	$9,163,917	$9,130,516	$2,264,265
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$210,000	$210,000	$—
Accounts payable	128,887	107,056	52,847
Deferred revenue	368,627	302,326	225,692
Accrued interest	96,505	54,342	51,597
Accrued taxes	34,555	41,021	14,720
Accrued salaries, wages and benefits	32,419	51,030	13,674
Self-insurance reserves	36,327	36,630	27,389
Other accrued liabilities	128,570	124,272	38,347
	1,035,890	926,677	424,266
Deferred tax liabilities	353,757	542,583	56,958
Lease liabilities	229,182	230,443	68,626
NCI call option liability	298,614	290,390	—
Other liabilities	133,312	133,672	9,393
Long-term debt:
Revolving credit loans	609,003	296,953	158,000
Term debt	968,527	966,712	—
Notes	3,460,036	3,459,407	2,277,941
	5,037,566	4,723,072	2,435,941
Commitments and contingencies (Note 1)
Redeemable non-controlling interests	241,816	241,816
Equity:
Former Cedar Fair, L.P. Partners’ Deficit:
Special L.P. interests	—	—	5,290
General partner	—	—	(7)
Limited partners, 51,252 units outstanding as of March 31, 2024	—	—	(751,215)
Six Flags Entertainment Corporation Shareholders' Equity:
Common stock, 101,074 and 100,350 shares outstanding as of March 30, 2025 and December 31, 2024, respectively	1,010	1,004	—
Additional paid-in-capital	2,209,825	2,207,410	—
Accumulated deficit	(383,989)	(164,271)	—
Accumulated other comprehensive income (loss)	6,934	(2,280)	15,013
	1,833,780	2,041,863	(730,919)
	$9,163,917	$9,130,516	$2,264,265

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share and per unit amounts)

	Three months ended
	March 30, 2025	March 31, 2024
Net revenues:
Admissions	$106,761	$47,384
Food, merchandise and games	65,848	38,858
Accommodations, extra-charge products and other	29,448	15,373
	202,057	101,615
Costs and expenses:
Cost of food, merchandise, and games revenues	21,601	11,611
Operating expenses	299,479	156,696
Selling, general and administrative	90,785	46,666
Depreciation and amortization	102,330	10,312
Loss on retirement of fixed assets, net	8,098	2,614
Loss on other assets	791	—
	523,084	227,899
Operating loss	(321,027)	(126,284)
Interest expense, net	87,035	34,336
Other (income) expense, net	(1,584)	5,263
Loss before taxes	(406,478)	(165,883)
Benefit for taxes	(186,760)	(32,416)
Net loss	(219,718)	(133,467)
Net loss attributable to non-controlling interests	—	—
Net loss attributable to Six Flags Entertainment Corporation	$(219,718)	$(133,467)

Net loss	$(219,718)	$(133,467)
Other comprehensive income, (net of tax):
Foreign currency translation	9,038	312
Defined benefit retirement plan	176	—
Other comprehensive income, (net of tax)	9,214	312
Comprehensive loss	(210,504)	(133,155)
Comprehensive loss attributable to non-controlling interests	—	—
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(210,504)	$(133,155)

Weighted average shares of common stock / LP units outstanding (See Note 10)
Basic	100,094	50,667
Diluted	100,094	50,667

Loss attributable to Six Flags Entertainment Corporation per share of common stock / LP unit outstanding (See Note 10)
Net loss per share of common stock / LP unit - basic	$(2.20)	$(2.63)
Net loss per share of common stock / LP unit - diluted	$(2.20)	$(2.63)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per unit amounts)

For the three months ended	Shares of Common Stock Outstanding	Limited Partnership Units Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2023	—	51,013	$—	$—	$—	$(602,947)	$(6)	$5,290	$14,701	$(582,962)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	—	(133,466)	(1)	—	—	(133,467)
Partnership distribution declared ($0.300 per unit)	—	—	—	—	—	(15,313)	—	—	—	(15,313)
Equity-based compensation	—	239	—	—	—	631	—	—	—	631
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	(120)	—	—	—	(120)
Foreign currency translation adjustment, net of tax $832	—	—	—	—	—	—	—	—	312	312
Balance as of March 31, 2024	—	51,252	$—	$—	$—	$(751,215)	$(7)	$5,290	$15,013	$(730,919)

Balance as of December 31, 2024	100,350	—	$1,004	$2,207,410	$(164,271)	$—	$—	$—	$(2,280)	$2,041,863
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	(219,718)	—	—	—	—	(219,718)
Equity-based compensation	724	—	6	2,415	—	—	—	—	—	2,421
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	9,038	9,038
Defined benefit retirement plan, net of tax $(58)	—	—	—	—	—	—	—	—	176	176
Balance as of March 30, 2025	101,074	—	$1,010	$2,209,825	$(383,989)	$—	$—	$—	$6,934	$1,833,780
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 30, 2025	March 31, 2024
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(219,718)	$(133,467)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	102,330	10,312
Non-cash foreign currency (gain) loss on USD notes	(1,332)	5,227
Non-cash equity based compensation expense	17,076	5,284
Deferred income tax benefit	(189,873)	(5,559)
Other non-cash expenses	14,149	3,106
Changes in assets and liabilities:
(Increase) decrease in receivables	19,959	17,866
(Increase) decrease in inventories	(13,187)	(11,874)
(Increase) decrease in other assets	(6,056)	(16,949)
Increase (decrease) in accounts payable	11,905	9,218
Increase (decrease) in deferred revenue	65,471	41,982
Increase (decrease) in accrued interest	42,159	19,010
Increase (decrease) in accrued taxes	(3,696)	(30,325)
Increase (decrease) in accrued salaries, wages and benefits	(18,706)	(23,703)
Increase (decrease) in self-insurance reserves	(2,961)	(3,365)
Increase (decrease) in other liabilities	4,444	2,627
Net cash for operating activities	(178,036)	(110,610)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(139,932)	(57,086)
Net cash for investing activities	(139,932)	(57,086)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	310,668	158,000
Distributions paid to partners	—	(15,313)
Payments related to tax withholding for equity compensation	(14,380)	(4,653)
Other	137	(120)
Net cash from financing activities	296,425	137,914
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(119)	(578)
CASH AND CASH EQUIVALENTS
Net decrease for the period	(21,662)	(30,360)
Balance, beginning of period	83,174	65,488
Balance, end of period	$61,512	$35,128
SUPPLEMENTAL INFORMATION
Cash payments for interest	$38,145	$14,476
Interest capitalized	3,199	1,281
Net cash payments for income taxes	1,109	2,587
Capital expenditures in accounts payable	41,507	19,511
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
INDEX FOR NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of the Combined Company. The Six Flags Merger was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, financial results and disclosures referring to periods prior to the Closing Date include only Former Cedar Fair's results before giving effect to the Mergers, including the financial results and disclosures as of March 31, 2024 and for the three months ended March 31, 2024. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures as of March 30, 2025 and for the three months ended March 30, 2025 reflect the Combined Company's operations. References to the "Combined Company" and the "Company" are to Former Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or the "Partnership" are to Cedar Fair prior to the Mergers. The Mergers are described in more detail in Note 2. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. Due to the seasonal nature of the amusement and water park operations, the results for any interim period may not be indicative of the results expected for the full fiscal year.

(1) Description of the Business and Significant Accounting Policies:
The unaudited condensed consolidated financial statements included in this Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2024, which were included in the Form 10-K filed by the Combined Company on March 3, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). These financial statements should be read in conjunction with the financial statements and the notes included in the Form 10-K referred to above.

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

This change in interim depreciation method led to an increase in depreciation expense of approximately $29 million resulting in a decrease in income from continuing operations and a tax effected impact on net loss of approximately $21 million ($0.21 per share) for the three months ended March 30, 2025. The change in interim depreciation method will have no impact on annual operating income or net income.

Reclassifications
As a result of the Mergers (described in Note 2), the Combined Company made certain reclassification adjustments to prior period amounts where it adopted the Former Six Flags classification as opposed to the Former Cedar Fair classification. These reclassifications had no net impact on net revenues, operating loss, net loss, cash flows, or total assets, liabilities and equity.
–Certain prior year supplies inventory amounts of $3.5 million as of March 31, 2024 have been reclassified from "Inventories" to "Other current assets" in the unaudited condensed consolidated balance sheet to conform with the Combined Company presentation.

–Certain processing fees charged to customers totaling $1.9 million for the three months ended March 31, 2024 have been reclassified from "Accommodations, extra-charge products and other" to "Admissions" in the unaudited condensed consolidated statements of operations and comprehensive loss. In addition, the amounts were also reclassified from out-of-park revenues to in-park revenues as defined within Management's Discussion and Analysis.
–Certain expenses, including credit card fees, other revenue processing fees, and park level technology and marketing costs, totaling $14.8 million for the three months ended March 31, 2024 have been reclassified from "Selling, general and administrative" to "Operating expenses" in the unaudited condensed consolidated statements of operations and comprehensive loss.
–Interest income totaling $0.4 million for the three months ended March 31, 2024 have been reclassified from "Other (income) expense, net" to "Interest expense, net" in the unaudited condensed consolidated statements of operations and comprehensive loss.

Contingencies
The Combined Company is a party to a number of lawsuits in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed in this Quarterly Report on Form 10-Q, are expected to have a material effect in the aggregate on the unaudited condensed consolidated financial statements.

Putative Securities Class Action Lawsuit
During the third quarter of 2024, the Combined Company entered into a settlement agreement, subject to court approval, resolving the lawsuit described below. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. Therefore, the Combined Company's unaudited condensed consolidated balance sheet as of March 30, 2025 included a $40.0 million receivable and a corresponding $40.0 million liability recorded within "Other accrued liabilities". The court approved the settlement agreement in January 2025.

In February 2020, two putative securities class action complaints were filed against Former Six Flags and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System (“Oklahoma Firefighters”) and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleged, among other things, that the defendants made materially false or misleading statements or omissions regarding Former Six Flags' business, operations and growth prospects, specifically with respect to the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint sought an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Former Six Flags’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. On March 3, 2021, the district court granted defendants’ motion, dismissing the complaint in its entirety and with prejudice.

On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (the "Fifth Circuit") from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court. On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. The appeal was fully briefed as of December 4, 2023, and oral argument was held on March 4, 2024. On April 18, 2024, the Fifth Circuit reversed the dismissal and remanded the case to the district court. On May 31, 2024, the district court entered a scheduling order setting the case for trial on December 8, 2025. On September 3, 2024, the parties entered into a settlement agreement, subject to court approval, resolving the claims. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. On September 23, 2024, the District Court granted the plaintiffs’ motion for preliminary approval of the settlement and scheduled a final fairness hearing for January 25, 2025. On January 28, 2025, the District Court entered its order and judgement of final approval of the settlement agreement.

Securities and Exchange Commission Investigation
The Securities and Exchange Commission conducted an investigation into Former Six Flags' disclosures and reporting made in 2018 through February 2020 related to its business, operations and growth prospects of its Six Flags branded parks in China and the financial health of its former business partner, Riverside Investment Group Co. Ltd. Former Six Flags received a document subpoena in February 2020 and subsequently certain current and former executives received subpoenas in connection with this matter. The investigation was concluded by the Securities and Exchange Commission during the first quarter of 2025, and no enforcement actions were recommended.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires additional income tax disclosures, including amendments to the rate reconciliation and income taxes paid disclosure. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The amendment was adopted by the Combined Company in the first quarter of 2025, and the related consolidated financial statement disclosures will be included within the annual financial statements as required.

New Accounting Pronouncements
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

Merger consideration was allocated to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The following table summarizes the preliminary purchase price allocation of the assets acquired and liabilities assumed in the Mergers:

(In thousands)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Allocation
Receivables	$84,853	$2,388	$87,241
Inventories	40,580	(443)	40,137
Other current assets	53,000	(3,227)	49,773
Property and equipment, net	3,356,409	(652,061)	2,704,348
Other intangibles, net	850,000	—	850,000
Right-of-use assets	167,074	—	167,074
Other assets	14,688	—	14,688
Total assets acquired	4,566,604	(653,343)	3,913,261
Current maturities of long-term debt	56,867	(284)	56,583
Accounts payable	73,445	353	73,798
Deferred revenue	206,398	3,289	209,687
Accrued interest	23,448	—	23,448
Accrued taxes	15,465	(5,752)	9,713
Accrued salaries, wages and benefits	19,216	466	19,682
Self-insurance reserves	75,670	8,064	83,734
Other accrued liabilities	63,487	(130)	63,357
Deferred tax liabilities	756,211	(133,310)	622,901
Lease liabilities	184,343	—	184,343
Other liabilities	24,497	—	24,497
Long-term debt	2,373,322	—	2,373,322
Total liabilities assumed	3,872,369	(127,304)	3,745,065
Total net assets to be acquired	694,235	(526,039)	168,196
Goodwill	2,553,091	526,039	3,079,130
Fair Value of Net Assets Acquired	$3,247,326	$—	$3,247,326

As of March 30, 2025, the Combined Company recorded a cumulative net measurement period adjustment that increased goodwill by $526.0 million. The measurement period adjustments were recorded to better reflect facts and circumstances that existed as of the Closing Date of the Mergers. The property and equipment adjustment, along with the related adjustment to deferred tax liabilities, was due to subsequent valuation adjustments.

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

The fair values of assets acquired includes accounts receivable of $87.2 million that are not purchased financial assets with credit deterioration. The Combined Company did not recognize an allowance with a corresponding credit loss expense for the acquired receivables. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

Former Six Flags contributed net revenues of $111.0 million and net loss of $133.6 million to the Combined Company for the three months ended March 30, 2025.

The following unaudited pro forma financial information presents combined results of operations for the three months ended March 31, 2024, as if the Mergers had occurred as of January 1, 2023, prepared in accordance with ASC 805. The information below reflects pro forma adjustments based on available information and certain assumptions that management believes are factual and supportable. The unaudited pro forma information includes adjustments primarily related to stock-based compensation expense, interest expense for transaction financing, amortization of deferred assets and liabilities, and depreciation of property, plant and equipment acquired, along with the consequential tax effects, and accounting policy alignments. The unaudited pro forma information is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the Mergers actually occurred as of January 1, 2023, or of the results of future operations of the combined business. On an unaudited pro forma basis, combined net revenues totaled $234.9 million and combined net loss totaled $236.3 million for the three months ended March 31, 2024.

During the three months ended March 31, 2024, $6.4 million of merger transaction related costs were incurred. These amounts primarily included third-party legal and consulting costs related to the transaction and were recorded within "Selling, general and administrative" in the unaudited condensed consolidated statement of operations and comprehensive loss.

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

(3) Revenue Recognition:
As disclosed within the consolidated statements of operations and comprehensive loss, revenues are generated from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into the parks, including parking fees, and online transaction fees charged to customers. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, are included in "Accommodations, extra-charge products and other".

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

Of the $302.3 million of current deferred revenue recorded as of January 1, 2025, 90% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, prepaid games cards and gift cards, sponsorships, advanced resort reservations and other deferred revenue. Approximately $31 million of the current deferred revenue balance as of January 1, 2025 was recognized during the three months ended March 30, 2025.

As of March 30, 2025 and March 31, 2024, $5.5 million and $7.5 million of non-current deferred revenue was recorded, respectively, which primarily represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027, or through the sale-leaseback period for the land under California's Great America.

Payment is due immediately on the transaction date for most products. The receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, including memberships, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. The Combined Company is not exposed to a significant concentration of customer credit risk. As of March 30, 2025, December 31, 2024 and March 31, 2024, a $11.2 million, $9.3 million and $9.2 million allowance for doubtful accounts was recorded, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
As of March 30, 2025, December 31, 2024, and March 31, 2024, property and equipment was classified as following:

(In thousands)	March 30, 2025	December 31, 2024	March 31, 2024

Land	$803,228	$802,984	$287,102
Land improvements	846,284	845,950	522,517
Buildings	1,482,055	1,477,595	987,558
Rides and equipment	3,619,711	3,574,808	2,119,743
Construction in progress	288,597	215,424	132,283
Property and equipment, gross	7,039,875	6,916,761	4,049,203
Accumulated depreciation	(2,692,004)	(2,619,806)	(2,365,627)
Property and equipment, net	$4,347,871	$4,296,955	$1,683,576
Property and equipment, net as of March 30, 2025 included $2.7 billion of Former Six Flags assets acquired on July 1, 2024 (see Note 2).

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the unaudited condensed consolidated financial statements. Except for those losses on disposals or retirements of fixed assets recorded in the ordinary course of business, management concluded no indicators of impairment of long-lived assets existed during the first three months of 2025 and the first three months of 2024. Management's conclusions were based on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. Management concluded no indicators of impairment existed during the first three months of 2025, and no indicators of impairment existed during the first three months of 2024. Management's conclusions were based on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

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

Changes in the carrying value of goodwill for the three months ended March 30, 2025 and March 31, 2024 were:

(In thousands)	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2024	$3,512,782	$(216,259)	$3,296,523
Mergers (Note 2)	(39)	—	(39)
Foreign currency translation	6,867	—	6,867
Balance as of March 30, 2025	$3,519,610	$(216,259)	$3,303,351

Balance as of December 31, 2023	$438,422	$(173,797)	$264,625
Foreign currency translation	(1,443)	—	(1,443)
Balance as of March 31, 2024	$436,979	$(173,797)	$263,182

As of March 30, 2025, December 31, 2024, and March 31, 2024, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 30, 2025
Other intangible assets:
Trade names (1) (2)	$897,912	$(322)	$897,590
License / franchise agreements	1,148	(864)	284
Total other intangible assets	$899,060	$(1,186)	$897,874

December 31, 2024
Other intangible assets:
Trade names (1) (2)	$897,864	$(317)	$897,547
License / franchise agreements	1,147	(860)	287
Total other intangible assets	$899,011	$(1,177)	$897,834

March 31, 2024
Other intangible assets:
Trade names (2)	$48,613	$(193)	$48,420
License / franchise agreements	1,320	(944)	376
Total other intangible assets	$49,933	$(1,137)	$48,796
(1)    Other intangible assets as of March 30, 2025 and December 31, 2024 included $850.0 million for the Six Flags trade name acquired on July 1, 2024 (see Note 2). The Six Flags trade name is an indefinite-lived intangible asset.
(2)    Trade name amortization represents amortization of the California's Great America trade name. The gross carrying amount of the California's Great America trade name totals $0.7 million. Other trade names are indefinite-lived.

(6) Long-Term Debt:
Long-term debt as of March 30, 2025, December 31, 2024, and March 31, 2024 consisted of the following:

(In thousands)	March 30, 2025	December 31, 2024	March 31, 2024

Revolving credit facility averaging 6.4% YTD 2025, 7.4% in 2024 and 9.1% YTD 2024	$625,683	$315,000	$158,000
Term loan averaging 6.3% YTD 2025 and 7.1% in 2024	995,000	995,000	—
Former Cedar Fair notes
2025 senior secured notes at 5.500%	—	—	1,000,000
2027 senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 senior unsecured notes at 5.250%	500,000	500,000	500,000
Former Six Flags notes (See Note 2)
2025 senior secured notes at 7.000%	200,000	200,000	—
2027 senior unsecured notes at 5.500%	500,000	500,000	—
2031 senior unsecured notes at 7.250%	800,000	800,000	—
2032 senior secured notes at 6.625%	850,000	850,000	—
	5,270,683	4,960,000	2,458,000
Less current portion	(210,000)	(210,000)	—
	5,060,683	4,750,000	2,458,000
Less debt issuance costs and original issue discount	(45,410)	(49,562)	(22,059)
Plus acquisition fair value layers	22,293	22,634	—
	$5,037,566	$4,723,072	$2,435,941

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

There was $625.7 million of outstanding borrowings under the revolving credit facility as of March 30, 2025. The 2024 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit totaling $45.0 million, the Combined Company had $179.3 million of availability under its revolving credit facility as of March 30, 2025.

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

In April 2020, Former Cedar Fair issued $1.0 billion of 5.500% senior secured notes due 2025 ("2025 senior notes") in a private placement. The 2025 senior notes and the related guarantees were secured by first-priority liens on the issuers' and the guarantors' assets that secured all the obligations under the 2017 Credit Agreement. Interest was payable under the 2025 senior notes semi-annually in May and November, with the principal due in full on May 1, 2025. On May 2, 2024, the net proceeds from the new senior secured term loan facility under the 2024 Credit Agreement and cash on hand were used to redeem all of the 2025 senior notes. The redemption price was $1.0 billion in aggregate principal amount, plus accrued interest to the redemption date. As a result of the May 2024 refinancing, an $8.0 million loss on early debt extinguishment was recognized during 2024, inclusive of the write-off of debt issuance costs and the portion of a consent payment attributable to the 2025 senior notes.

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

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, even if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total Indebtedness to Consolidated Cash Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Combined Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio was less than 5.25x as of March 30, 2025.

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

(7) Non-Controlling Interests
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed certain obligations regarding Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG"), and Six Flags Over Texas ("SFOT", and together with SFOG, the "Partnership Parks"). The Partnership Parks are not wholly owned, but the Partnership Parks are consolidated as subsidiaries in the consolidated financial statements as it has been determined that the Combined Company has the power to direct the activities of those entities that most significantly impact the entities' economic performance, and the Combined Company has the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in SFOT are reflected in the unaudited condensed consolidated balance sheet as redeemable non-controlling interests. Following the notification of the Combined Company's intent to exercise the End-of-Term Option related to SFOG as further described below, the redeemable non-controlling interests related to SFOG were classified as a non-current liability within "NCI call option liability" on the unaudited condensed consolidated balance sheet. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is reflected as net income attributable to non-controlling interests in the unaudited condensed consolidated statements of operations and comprehensive loss. Obligations related to the Partnership Parks continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include:

(i) Minimum annual distributions of approximately $91.1 million in 2025 (subject to cost of living adjustments) to the limited partners of the partnership entities (the "Georgia Partnership" with respect to SFOG and the "Texas Partnership" with respect to SFOT) that own the Partnership Parks. Based on the Combined Company's ownership of units as of March 30, 2025, the Combined Company's share of the distribution will be approximately $40.7 million.

(ii) Minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.00% of the Partnership Parks’ revenues. The capital expenditures at the Partnership Parks is expected to be in excess of the minimum required expenditures for 2025 and was in excess of the minimum required expenditures for 2024.

(iii) An annual offer to purchase all outstanding limited partnership units at the Specified Price (defined below) to the extent tendered by the unitholders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid no later than May 15th of that year (the "Partnership

Park Put"). The Combined Company is required to repurchase such limited partnership units through May 15, 2026 in the case of the Georgia Partnership and May 15, 2027 in the case of the Texas Partnership. As the Combined Company purchases additional units, it is entitled to a proportionate increase in its share of the minimum annual distributions. As part of the 2025 annual offering and in the second quarter of 2025, the Combined Company purchased 3.085 units of the Texas Partnership for $6.8 million and 0.250 units of the Georgia Partnership for $1.0 million.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the specified price of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, Former Six Flags adjusted the annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the minimum price floor, the implied valuation of the Partnership Parks using the Specified Price, if determined as of March 30, 2025, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of March 30, 2025, the Combined Company owned approximately 31.8% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively.

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

In January 2027 with respect to the Georgia Partnership and in January 2028 with respect to the Texas Partnership, the Combined Company will have the option (each an "End-of-Term Option") to require the redemption of all the limited partnership units that the Combined Company does not then own in the Partnerships. On December 17, 2024, the Combined Company provided notice to the Georgia Partnership of its exercise of the End-of-Term Option relating to SFOG. In addition to the outstanding limited partnership interests, the Combined Company will acquire certain related entity general partnership and managing member interests.

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

The agreements for the Georgia Partnership and Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships when the agreements were executed was $250.0 million and $374.8 million for SFOG and SFOT, respectively. As of March 30, 2025, the agreed-upon value, as adjusted for CPI, would be $510.0 million and $750.8 million for SFOG and SFOT, respectively. The agreed-upon values, if determined as of March 30, 2025, multiplied by the 68.5% and 45.9% of units held by the limited partner for SFOG and SFOT, respectively, represent $351.0 million and $348.5 million that would be required to be paid to the limited partner of SFOG and SFOT, respectively, at the End-of-Option Term. The actual agreed upon value of the End-of-Term Option will be further adjusted by CPI until the end of each respective agreement.

Cash flows from operations at the Partnership Parks are used to satisfy the above requirements before any funds are required from the Combined Company. After the payment of the minimum distribution, the Combined Company is entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash is distributed first to any management fee in arrears and then towards the repayment of any interest and principal on intercompany loans. Any additional cash, to the extent available, is distributed 95% to the Combined Company in the case of SFOG and 92.5% to the Combined Company in the case of SFOT. The Partnership Parks lost approximately $9.7 million of cash in 2024, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Former Six Flags and the Combined Company primarily due to increased capital spending at both SFOG and SFOT.

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

As described above and following the notification of the Combined Company's intent to exercise the End-of-Term Option of the Georgia Partnership, the redeemable non-controlling interests related to the Georgia Partnership were classified as a non-current liability within "NCI call option liability" on the unaudited condensed consolidated balance sheets. The liability was recorded at the net present value of the call option price as of December 31, 2024. The difference between the net present value of the call option price and the redemption value was recorded as a deemed dividend to retained earnings within the consolidated statements of equity for the year ended December 31, 2024. The liability will be accreted to the final purchase price over the remaining Georgia Partnership term. For the three months ended March 30, 2025, $8.2 million was recorded as interest expense within the unaudited condensed consolidated statement of operations and comprehensive loss.

The Combined Company will continue to have the obligation to purchase, at the Specified Price, any units of SFOG that unitholders elect to put as part of the annual offering during the 2026 offering window. If all put options of the Georgia Partnership were exercised, the redemption value would be $279.4 million as of March 30, 2025.

Changes in the carrying value of the Georgia Partnership for the three months ended March 30, 2025 were:

(In thousands)	SFOG

Put option redemption value as of December 31, 2024	$279,371
Call option premium over put option redemption value	71,607
Total future liability	350,978
Net present value discount	52,364
Balance as of March 30, 2025	$298,614

As of December 31, 2024 and March 30, 2025, redeemable non-controlling interests, representing the non-affiliated parties' equity interest, of the Texas Partnership was $241.8 million which approximates redemption value.

(8) Income and Partnership Taxes:
Income tax benefit was $186.8 million for the three months ended March 30, 2025 and $32.4 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 30, 2025 was 45.9% and 19.5% for the three months ended March 31, 2024.

The effective tax rate for the three months ended March 30, 2025 differed from the United States Federal statutory rate of 21% due to the discrete non-cash provision to return adjustments related to the Merger-related windup of the Former Cedar Fair partnership, effects of the non-controlling interest distribution, accretion on the Six Flags Over Georgia call option liability, non-deductible executive compensation, state and local income taxes and tax rate differences in foreign jurisdictions.

Prior to the completion of the Mergers, Former Cedar Fair was taxed as a publicly traded partnership ("PTP"), with a tax levied on partnership level gross income (net revenues less cost of food, merchandise, and games revenues). The PTP was historically not subject to US federal or state income tax as permanent income tax exemptions are available for qualifying PTPs. As such, the total provision (benefit) for taxes prior to the Mergers includes amounts for the PTP tax and federal, state, local and foreign income taxes. The Partnership (Cedar Fair, L.P.) ceased to exist in connection with the Mergers. Following the completion of the Mergers, the Combined Company is subject to U.S. federal income taxes in addition to state and local income taxes as a corporation. This subjects all domestic and Canadian branch earnings (losses) before the provision for income taxes to a U.S. statutory rate of 21% and all earnings (losses) before provision of income taxes derived from operations in Mexico and Canada to their respective statutory rates of 30% and 26.5%. Under applicable accounting rules, the total provision (benefit) for income taxes includes the amount of taxes payable for the current year and the impact of deferred tax assets and liabilities, which represents future tax consequences of events that are recognized in different periods in the financial statements than for tax purposes.

The Combined Company evaluates its tax positions using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. As of March 30, 2025, the Combined Company recorded unrecognized tax benefits of $27.3 million, all of which would impact the effective tax rate if recognized and were included within "Other liabilities" in the unaudited condensed consolidated balance sheet. Due to uncertainties regarding the timing of examination and the amount of any settlements, the Combined Company does not anticipate a reduction in the unrecognized tax benefits within the next twelve months.

The Combined Company classifies interest and penalties attributable to income taxes as part of income tax expense. During the three months ended March 30, 2025 and March 31, 2024, the expense recognized for interest and penalties was not material.

The Canadian government has enacted Pillar Two legislation (Global Minimum Tax Act) that includes the Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax (as defined in the Global Minimum Tax Act). The Canadian legislation is effective for fiscal years beginning January 1, 2024, and thereafter. The Combined Company has performed an assessment of the potential exposure to Pillar Two income taxes. This assessment is based on the most recent information available regarding the financial performance of the constituent entities. Based on the assessment performed, the Pillar Two effective tax rates in all jurisdictions in which the Combined Company operates is above the 15% minimum tax rate. The Combined Company continues to evaluate the legislation and does not expect an exposure to Pillar Two taxes for 2025.

(9) Pension Benefits:
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed the obligations of the Former Six Flags pension plan. Former Six Flags froze its pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes pension costs and the weighted-average assumptions used to determine net cost for the three months ended March 30, 2025. The components of net periodic expense (benefit) were included in "Other (income) expense, net" in the unaudited condensed consolidated statements of operations and comprehensive loss. Neither Former Six Flags nor the Combined Company made any pension contributions during the three month periods ended March 30, 2025 and March 31, 2024.

Three months ended
(In thousands)	March 30, 2025
Interest cost	$1,970
Expected return on plan assets	(2,236)
Amortization of net actuarial loss	—
Administrative fees	213
Total net periodic expense (benefit)	$(53)

Discount rate	5.40%
Rate of compensation increase	N/A
Expected return on plan assets	5.75%

(10) Earnings per Share:
For purposes of calculating the basic and diluted earnings per share of common stock and limited partner unit, as applicable, net loss attributable to Six Flags Entertainment Corporation for the three months ended March 30, 2025 and for the three months ended March 31, 2024 have not been adjusted from the reported amounts. The share amounts used in calculating the basic and diluted earnings per share of common stock and per limited partner unit, as applicable, for the three months ended March 30, 2025 and for the three month periods ended March 31, 2024 are as follows:

	Three months ended
(In thousands, except per share amounts)	March 30, 2025	March 31, 2024
Net loss attributable to Six Flags Entertainment Corporation	$(219,718)	$(133,467)

Basic weighted average shares of common stock / LP units outstanding	100,094	50,667
Diluted weighted average shares of common stock / LP units outstanding	100,094	50,667
Net loss per share of common stock / LP units - basic	$(2.20)	$(2.63)
Net loss per share of common stock / LP units - diluted	$(2.20)	$(2.63)

There were approximately 2.9 million antidilutive shares excluded from the computation of diluted loss per share of common stock for the three months ended March 30, 2025. The 2.9 million antidilutive shares included 1.2 million of outstanding restricted stock and restricted stock units, 1.2 million of outstanding performance stock units and 0.5 million of outstanding stock options. The 1.2 million of outstanding performance stock units included all performance stock units outstanding as of March 30, 2025 at target, or 100%. The maximum payout for the outstanding performance stock units is 200%.

(11) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of March 30, 2025, December 31, 2024, and March 31, 2024 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	March 30, 2025		December 31, 2024		March 31, 2024
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$251	$251	$290	$290	$293	$293
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(995,000)	$(993,508)	$(995,000)	$(999,353)	—	—
2025 notes at 5.500%	Long-Term Debt (1)	Level 2	—	—	—	—	$(1,000,000)	$(997,500)
2027 notes at 5.375%	Long-Term Debt (1)	Level 1	$(500,000)	$(493,625)	$(500,000)	$(493,700)	$(500,000)	$(491,250)
2028 notes at 6.500%	Long-Term Debt (1)	Level 1	$(300,000)	$(301,233)	$(300,000)	$(301,161)	$(300,000)	$(300,000)
2029 notes at 5.250%	Long-Term Debt (1)	Level 1	$(500,000)	$(473,315)	$(500,000)	$(480,755)	$(500,000)	$(472,500)
2025 notes at 7.000%	Long-Term Debt (1)	Level 2	$(200,000)	$(200,340)	$(200,000)	$(199,624)	—	—
2027 notes at 5.500%	Long-Term Debt (1)	Level 2	$(500,000)	$(496,535)	$(500,000)	$(496,845)	—	—
2031 notes at 7.250%	Long-Term Debt (1)	Level 2	$(800,000)	$(802,736)	$(800,000)	$(817,288)	—	—
2032 notes at 6.625%	Long-Term Debt (1)	Level 2	$(850,000)	$(859,563)	$(850,000)	$(861,433)	—	—
(1)Carrying values of long-term debt balances are before reductions for (1) current maturities of long-term debt of $210.0 million as of March 30, 2025 and December 31, 2024; (2) debt issuance costs and original issue discount of $45.4 million, $49.6 million and $22.1 million as of March 30, 2025, December 31, 2024 and March 31, 2024, respectively; and (3) acquisition fair value layers of $22.3 million and $22.6 million as of March 30, 2025 and December 31, 2024, respectively.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of March 30, 2025, December 31, 2024 or March 31, 2024. The net plan asset for the Former Six Flags pension plan is measured at fair value annually.

(12) Segments:
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

Adjusted EBITDA is the measure of segment profit or loss used by the CODM to assess park-level operating profitability and to determine resource allocation, including the allocation of capital expenditures. The CODM's analysis includes comparisons to prior period results and annual budgeted and forecasted results. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Combined Company's 2024 Credit Agreement, as amended, less net income attributable to non-controlling interests. The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to income before taxes, for the periods presented. The CODM does not review segment assets at a different asset level or category than those disclosed within the unaudited condensed consolidated balance sheets.

	Three months ended
(In thousands)	March 30, 2025	March 31, 2024
Net revenues	$202,057	$101,615
Significant expense categories
Cost of food, merchandise and games revenues	20,498	11,611
Other revenue driven costs (1)	9,617	4,711
Labor (2)	171,989	99,732
Other segment expenses (3)	170,743	82,741
Adjusted EBITDA	(170,790)	(97,180)
Add: Net income attributable to non-controlling interests	—	—
Subtract:
Depreciation and amortization	102,330	10,312
Loss on retirement of fixed assets, net	8,098	2,614
Loss on other assets	791	—
Interest expense, net	87,035	34,336
Non-cash foreign currency (gain) loss	(2,214)	5,239
Non-cash equity compensation expense	17,076	5,284
Costs related to the Mergers (4)	15,640	10,147
Other (5)	6,932	771
Loss before taxes	$(406,478)	$(165,883)
(1)Consists of credit card fees, royalties and other revenue processing costs driven by sales volume.
(2)Consists of wages, benefits and employer taxes on an Adjusted EBITDA basis.
(3)Consists of all other expenses on an Adjusted EBITDA basis, including the cost of operating and maintenance supplies, advertising, utilities, insurance and lease payments, as well as net income attributable to non-controlling interests.
(4)Consists of integration costs related to the Mergers for the three months ended March 30, 2025, including third-party consulting costs related to the Mergers, severance related to the Mergers, retention bonuses, integration team salaries and benefits, costs to integrate information technology systems, maintenance costs to update Former Six Flags parks to Cedar Fair standards and certain legal costs. Consists of third-party legal and consulting transaction costs for the three months ended March 31, 2024. See Note 2 for additional information related to the Mergers. These costs are added back to net loss to calculate Modified EBITDA and Adjusted EBITDA as defined in the Combined Company's credit agreement.
(5)Consists of certain costs as defined in the Combined Company's credit agreement. These costs are added back to net loss to calculate Modified EBITDA and Adjusted EBITDA and include certain legal and consulting expenses unrelated to the Mergers, severance and related benefits unrelated to the Mergers, cost of goods sold recorded to align inventory standards following the Mergers, Mexican VAT taxes on intercompany activity and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

All of the Combined Company's parks are located in the United States with the exception of two parks in Mexico and two parks in Canada. The Combined Company also recognizes revenue and expense related to the development of Six Flags-branded parks outside of North America. These management fees are disclosed as "Domestic" within the below tables. Prior to the Mergers, Former Cedar Fair did not disclose geographic segment related information as it had only one foreign park, and management believed disclosure of a single park's results provided sensitive information to its competitors. As a result, the below information only includes results since the Closing Date.

As of March 30, 2025 and December 31, 2024, long-lived assets (which consists of property and equipment, goodwill, intangible assets and right-of-use assets) by domestic and foreign properties was as follows:

(In thousands)	March 30, 2025	December 31, 2024
Domestic	$7,870,453	$7,827,604
Foreign	900,385	890,992
Total	$8,770,838	$8,718,596

For the three months ended March 30, 2025, net revenues and loss before taxes by domestic and foreign properties were as follows:

Three months ended
(In thousands)	March 30, 2025
Net revenues
Domestic	$181,741
Foreign	20,316
Total	$202,057

Loss before taxes
Domestic	$(391,941)
Foreign	(14,537)
Total	$(406,478)

(13) Subsequent Event:
On May 1, 2025, the Combined Company announced that it will close Six Flags America and Hurricane Harbor located in Bowie, Maryland following the end of the 2025 operating season. The property, which is approximately 500 acres, will be marketed for redevelopment as part of the Combined Company's ongoing portfolio optimization efforts. The Combined Company has engaged CBRE, a global leader in commercial real estate services and investments, to market the property for sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to facilitate an understanding of the Combined Company's business and results of operations and should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion should also be read in conjunction with the Combined Company's consolidated financial statements and related notes thereto, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Merger Agreement with Former Six Flags:
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

The Six Flags Merger was accounted for as a business combination using the acquisition method of accounting. Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, unless indicated otherwise, financial results and disclosures within this Management's Discussion and Analysis referring to periods prior to the Closing Date include only Former Cedar Fair's results before giving effect to the Mergers, including financial results and disclosures as of March 31, 2024 and for the three months ended March 31, 2024. The results for Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures as of March 30, 2025 and for the three months ended March 30, 2025 reflect the Combined Company's operations.

Business Overview:
The Combined Company is North America's largest regional amusement park operator with 27 amusement parks, 15 separately gated water parks and nine resorts for the 2025 operating season. See Note 13. Of the 42 amusement and water parks, 38 are located in the United States, two are located in Mexico and two are located in Canada. The parks generate revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Combined Company's principal costs and expenses, which include salaries and wages, operating supplies, maintenance, insurance, advertising and lease payments, are relatively fixed for a typical operating season and do not vary significantly with attendance. The Combined Company's principal costs and expenses have recently been impacted by increased wage rates, driven both by market rates and statutory rates, higher insurance costs, and general inflation affecting the costs of inventory, services and supplies. The Combined Company acquires rides, attractions, inventory, and supplies from foreign countries, of which many rides and attractions require specialized manufacturing. Changes in import tariffs and trade policies may result in increased costs and potential market disruptions that could result in the inability to acquire certain goods timely or at all.

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

Each of the parks is overseen by a general manager or park president and operates autonomously. Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker ("CODM"), as well as by the Chief Financial Officer, the Chief Operating Officer, Senior Vice Presidents and the park general managers or park presidents. The Combined Company operates within a single reportable segment of amusement and water parks with accompanying resort facilities.

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

The following table presents net revenues disaggregated by in-park revenues and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (concessionaire remittance) for the periods presented. The results for the three months ended March 30, 2025 include the results of Former Six Flags operations (see Note 2). Certain prior period amounts have been reclassified from out-of-park revenues to in-park revenues following completion of the Mergers (see Note 1. Reclassifications).

	Three months ended
(In thousands)	March 30, 2025	March 31, 2024
In-park revenues	$184,315	$83,589
Out-of-park revenues	23,916	21,322
Concessionaire remittance	(6,174)	(3,296)
Net revenues	$202,057	$101,615

Strategy and Project Accelerate:
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

The Combined Company plans to meet these objectives by driving revenue growth through higher levels of attendance, in-park per capita spending and out-of-park revenues, investing approximately a combined $1.0 billion in capital expenditures during 2025 and 2026, and continuing to achieve cost synergies in 2025 that began in 2024. Management plans to increase attendance by providing an improved guest experience, new marketable rides and attractions, modified operating calendars, improving its marketing strategy and focusing on increasing season pass visits through average visits per season pass and renewal rates. Management plans to increase in-park per capita spending by expanding the use of revenue management tools to drive dynamic pricing, refreshing food and beverage facilities to improve efficiency and quality of offerings, improving seasonal staffing to increase guest satisfaction and spending, and increasing attendance levels which leads to higher demand for premium products and a longer length of stay. Management plans to increase out-of-park revenues by upgrading and expanding resort offerings, improving revenue management capabilities to drive dynamic pricing and increased occupancy, and leveraging the Six Flags brand to increase sponsorship opportunities. Management plans to fund deferred investment needs and growth opportunities with the approximate $1.0 billion in planned capital expenditures over the next two years. Management plans to achieve cost synergies through operating cost reductions, organizational restructurings and elimination of duplicative overhead costs, including redundant processes and technologies.

Critical Accounting Estimates:
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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the unaudited condensed consolidated financial statements:
•Business Combinations
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes

During the first quarter of 2025, there were no changes to the above critical accounting policies from those previously disclosed in the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations:

Three months ended March 30, 2025 vs. Three months ended March 31, 2024
First quarter operating results have historically represented approximately 5% and 10% of full-year net revenues/attendance in a typical year for Former Cedar Fair and Former Six Flags, respectively. First quarter results include operations at year-round parks, normal off-season operation, maintenance and administrative expenses at seasonal amusement and water parks, limited operating days at a few seasonal amusement parks, and some out-of-park attractions, including limited hotel operations. The results for the three-month period ended March 30, 2025 are not directly comparable with the results for the three-month period ended March 31, 2024 because the three-month period ended March 30, 2025 included the results of Former Six Flags operations (see Note 2).

The current three-month period included 393 operating days compared with 117 operating days for the three-month period ended March 31, 2024, an increase of 276 operating days. There were 275 operating days for the three-month period ended March 30, 2025 at Former Six Flags parks.

The following table presents key financial information for the Combined Company for the three months ended March 30, 2025 and March 31, 2024:

	Three months ended		Increase (Decrease)
	March 30, 2025	March 31, 2024	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$202,057	$101,615	$100,442	98.8%
Operating costs and expenses	411,865	214,973	196,892	91.6%
Depreciation and amortization	102,330	10,312	92,018	892.3%
Loss on retirement of fixed assets, net	8,098	2,614	5,484	209.8%
Loss on other assets	791	—	791	100.0%
Operating loss	$(321,027)	$(126,284)	$(194,743)	(154.2)%

Other Data:
Attendance	2,818	1,349	1,469	108.9%
In-park per capita spending	$65.40	$61.97	$3.43	5.5%
Out-of-park revenues	$23,916	$21,322	$2,594	12.2%
Operating days	393	117	276	235.9%

For the three months ended March 30, 2025, net revenues increased $100.4 million compared with the three months ended March 31, 2024. The increase in net revenues reflected $111.0 million in net revenues contributed by Former Six Flags operations during the three months ended March 30, 2025 and a $10.6 million decrease in net revenues contributed by Former Cedar Fair operations during the three months ended March 30, 2025 compared to the prior period. The increase in net revenues reflected the impact of a 1.5 million-visit increase in attendance, a $3.43, or 5.5%, increase in in-park per capita spending and a $2.6 million increase in out-of-park revenues. The 1.5 million-visit increase in attendance was attributable to a 1.6 million-visit increase resulting from attendance at Former Six Flags parks for the three months ended March 30, 2025, partially offset by the timing of the Boysenberry Festival event at Knott's Berry Farm, which will largely occur in the second quarter in the current year as opposed to the first quarter in the prior year. The $3.43 increase in in-park per capita spending was driven by the $5.37 impact of in-park per capita spending at the Former Six Flags parks during the three months ended

March 30, 2025, partially offset by the impact of the timing of the Boysenberry Festival event. The $2.6 million increase in out-of-park revenues was due to $4.8 million contributed by Former Six Flags operations during the three months ended March 30, 2025, partially offset by lower out-of-park revenues at the Former Cedar Fair parks driven by decreased revenues from resorts, as well as the impact of the timing of the Boysenberry Festival event. The increase in net revenues was not materially impacted by foreign currency exchange rates.

Operating costs and expenses for the three months ended March 30, 2025 increased $196.9 million compared with the three months ended March 31, 2024. The increase in operating costs and expenses was the result of a $142.8 million increase in operating expenses, a $44.1 million increase in selling, general and administrative ("SG&A") expenses and a $10.0 million increase in cost of goods sold. The $142.8 million increase in operating expenses included a $146.1 million increase related to Former Six Flags operations during the three months ended March 30, 2025 offset by a reduction in head count and lower maintenance costs at the Former Cedar Fair parks. The $44.1 million increase in SG&A expenses included $23.5 million of additional expenses related to Former Six Flags operations during the three months ended March 30, 2025, higher full-time wages at Former Cedar Fair of $17.5 million, primarily due to equity compensation and severance, and to a lesser extent, higher advertising costs. Cost of goods sold as a percentage of food, merchandise and games revenue increased 290 bps. The 290 bps increase was attributable to a non-recurring charge to cost of goods sold recorded to align inventory standards following the Mergers. The increase in operating costs and expenses was partially offset by a $0.7 million favorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the three months ended March 30, 2025 increased $92.0 million compared with the three months ended March 31, 2024, which was due to $62.4 million of depreciation expense attributable to the Mergers and the impact of a change in interim depreciation method for Former Cedar Fair (see Note 1). The loss on retirement of fixed assets for both periods and the loss on other assets in the current period were due to retirement of assets in the normal course of business. The loss on retirement of fixed assets in the current period included $4.9 million of losses related to Former Six Flags operations.

After the items above, operating loss for the three months ended March 30, 2025 totaled $321.0 million compared with $126.3 million for the three months ended March 31, 2024. The amount for the three months ended March 30, 2025 included $137.0 million of operating loss attributable to the Former Six Flags operations during the three months ended March 30, 2025.

Net interest expense for the three months ended March 30, 2025 increased $52.7 million as a result of $47.0 million of interest incurred on debt acquired in the Mergers, additional revolver borrowings in 2025, and the impact of refinancing events during 2024, including the full redemption of the 2025 senior notes which were refinanced with a $1.0 billion senior secured term loan facility. Other (income) expense, net primarily represented the remeasurement of U.S. dollar denominated notes to an entity's functional currency.

During the three months ended March 30, 2025, a benefit for income taxes of $186.8 million was recorded compared with $32.4 million for the three months ended March 31, 2024. The increase in benefit for income taxes was primarily attributable to discrete non-cash provision to return adjustments related to the Merger-related windup of the Former Cedar Fair partnership, and the effects of the non-controlling interest distribution, accretion on the Six Flags Over Georgia call option liability, and non-deductible executive compensation which was partially offset by lower pre-tax book income relative to the comparable period.

After the items above and income attributable to non-controlling interests (see Note 7), net loss attributable to Six Flags Entertainment Corporation for the three months ended March 30, 2025 totaled $219.7 million, or $2.20 per diluted share of common stock. The net loss included $133.6 million of net loss relating to the Former Six Flags operations during the three months ended March 30, 2025. Net loss for the three months ended March 31, 2024 totaled $133.5 million, or $2.63 per diluted limited partner unit.

April Update
For the five week period ended May 4, 2025, preliminary attendance for the Combined Company totaled 2.8 million visits, which was up a little more than 1% compared with combined attendance for Former Cedar Fair and Former Six Flags over the five week period ended May 5, 2024. Preliminary net revenues for the Combined Company totaled approximately $192 million for the five week period ended May 4, 2025, including $97 million in net revenues contributed by Former Six Flags and $95 million in net revenues contributed by Former Cedar Fair.

Modified EBITDA and Adjusted EBITDA
Modified EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Combined Company's credit agreement. Adjusted EBITDA represents Modified EBITDA less net income (loss) attributable to non-controlling interests. Both measures have been included to disclose the effect of non-controlling interests. Prior to the Mergers, Former Cedar Fair did not have net income attributable to non-controlling interests. Modified EBITDA and Adjusted EBITDA are not measurements of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. Management believes Modified EBITDA and Adjusted EBITDA are meaningful measures of park-level operating profitability, and uses them for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is widely used by analysts, investors and comparable companies in the industry to evaluate operating performance on a consistent basis, as well as more easily compare results with those of other companies in the industry. These measures are provided as supplemental measures of the Combined Company's operating results and may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net loss for the three-month periods ended March 30, 2025 and March 31, 2024. The results for the three months ended March 30, 2025 include the results of Former Six Flags operations (see Note 2).

	Three months ended
(In thousands)	March 30, 2025	March 31, 2024
Net loss	$(219,718)	$(133,467)
Interest expense, net	87,035	34,336
Benefit for taxes	(186,760)	(32,416)
Depreciation and amortization	102,330	10,312
EBITDA	(217,113)	(121,235)
Non-cash foreign currency (gain) loss	(2,214)	5,239
Non-cash equity compensation expense	17,076	5,284
Loss on retirement of fixed assets, net	8,098	2,614
Loss on other assets	791	—
Costs related to the Mergers (1)	15,640	10,147
Other (2)	6,932	771
Modified EBITDA	(170,790)	(97,180)
Net loss attributable to non-controlling interests	—	—
Adjusted EBITDA	$(170,790)	$(97,180)
(1)    Consists of integration costs related to the Mergers for the three months ended March 30, 2025, including third-party consulting costs related to the Mergers, severance related to the Mergers, retention bonuses, integration team salaries and benefits, costs to integrate information technology systems, maintenance costs to update Former Six Flags parks to Cedar Fair standards and certain legal costs. Consists of third-party legal and consulting transaction costs for the three months ended March 31, 2024. See Note 2 for additional information related to the Mergers. These costs are added back to net loss to calculate Modified EBITDA and Adjusted EBITDA as defined in the Combined Company's credit agreement.
(2)    Consists of certain costs as defined in the Combined Company's credit agreement. These costs are added back to net loss to calculate Modified EBITDA and Adjusted EBITDA and include certain legal and consulting expenses unrelated to the Mergers, severance and related benefits unrelated to the Mergers, cost of goods sold recorded to align inventory standards following the Mergers, Mexican VAT taxes on intercompany activity and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

For the three months ended March 30, 2025, Adjusted EBITDA loss increased $73.6 million compared with the three months ended March 31, 2024. The increase in Adjusted EBITDA loss included a $61.7 million Adjusted EBITDA loss contributed by Former Six Flags operations during the three months ended March 30, 2025 and an $11.9 million increase due to Former Cedar Fair operations. The $11.9 million increase in Adjusted EBITDA loss from Former Cedar Fair operations was primarily due to lower revenues driven by the timing of Boysenberry Festival at Knott's Berry Farm in the current period.

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

Capital expenditures for the Combined Company are expected to total between $475 million and $500 million in 2025. Capital expenditures include the opening of new high-thrill roller coasters at Cedar Point, Six Flags Great America, Canada's Wonderland, Six Flags New England, Kings Dominion, Six Flags Great Adventure and Six Flags Over Georgia; two new family-friendly attractions at Carowinds; water park renovations at Kings Island, Hurricane Harbor Los Angeles and Hurricane Harbor Arlington; and upgraded and expanded food and beverage facilities across the park portfolio. Cash interest payments for the Combined Company are expected to range from $310 million to $315 million in 2025. Cash payments for income taxes for the Combined Company are expected to range from $95 million to $105 million in 2025.

As of March 30, 2025, deferred revenue totaled $374.2 million, including non-current deferred revenue. This represented an increase of $140.9 million compared with total deferred revenue as of March 31, 2024, of which $152.0 million of the increase was attributable to Former Six Flags. The decrease in the remaining total deferred revenue was largely attributable to lower season pass sales, the amortization of prepaid lease payments for a portion of the California's Great America parking lot and the termination of transaction fees in California due to new regulations.

Cash Flows

The following table presents key cash flow information for the three months ended March 30, 2025 and March 31, 2024:

	Three months ended
	March 30, 2025	March 31, 2024
	(Amounts in thousands)
Net cash for operating activities	$(178,036)	$(110,610)
Net cash for investing activities	(139,932)	(57,086)
Net cash from financing activities	296,425	137,914
Effect of exchange rate on cash and cash equivalents	(119)	(578)
Net decrease in cash and cash equivalents	$(21,662)	$(30,360)

Net cash for operating activities for the first three months of 2025 totaled $178.0 million, an increase of $67.4 million compared with the same period in the prior year. The increase was primarily due to the inclusion of Former Six Flags operations in the current period.

Net cash for investing activities for the first three months of 2025 totaled $139.9 million, an increase of $82.8 million compared with the same period in the prior year. The increase was due to the inclusion of capital expenditures for Former Six Flags parks and the timing of capital expenditures for Former Cedar Fair parks.

Net cash from financing activities for the first three months of 2025 totaled $296.4 million, an increase of $158.5 million compared with the same period in the prior year. The increase was primarily attributable to additional revolving credit facility borrowings outstanding.

Contractual Obligations
As of March 30, 2025, the Combined Company's primary contractual obligations consisted of outstanding long-term debt agreements and related interest, certain obligations pertaining to the Partnership Parks (see Note 7), and various commitments under lease agreements. The Combined Company has also committed to certain capital expenditures, most of which will be paid in 2025, and license commitments through 2035. Before reduction for debt issuance costs, original issue discount and acquisition fair value layers, the Combined Company's long-term debt agreements as of March 30, 2025 consisted of the following:

•$995 million of senior secured term debt, maturing in May 2031 under the 2024 Credit Agreement, as amended. Amortization payments of $10.0 million per year, paid in equal quarterly installments, are required to be made on the term debt. The term debt bears interest at a rate equal to SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum. There was $10.0 million of current maturities outstanding and payable within the next twelve months as of March 30, 2025 related to the senior secured term debt facility.

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

•$626 million of borrowings under the $850 million senior secured revolving credit facility under the 2024 Credit Agreement, as amended. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on July 1, 2029, following the amendment to the 2024 Credit Agreement and subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $45.0 million as of March 30, 2025, the Combined Company had $179.3 million of availability under the former revolving credit facility. Letters of credit are primarily in place to backstop insurance arrangements.

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

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, even if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total Indebtedness to Consolidated Cash Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Combined Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio was less than 5.25x as of March 30, 2025.

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

Financial and Non-Financial Disclosure About Issuers and Guarantors of Registered Senior Notes
Three tranches of fixed rate senior notes outstanding as of March 30, 2025 were registered under the Securities Act of 1933: the 2027, 2028 and 2029 senior notes, or the "registered senior notes". The Combined Company, Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the registered senior notes. Substantially concurrently with the closing and in connection with the Mergers, the Combined Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations under the indentures governing the registered senior notes. Pursuant to the supplemental indentures, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement agreed to fully and unconditionally guarantee the registered senior notes. As a result, the registered senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of the Combined Company (other than the co-issuers) that guarantees the credit facilities under the 2024 Credit Agreement, as amended. A full listing of the issuers and guarantors of the registered senior notes can be found within Exhibit 22.

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

The following tables provide summarized financial information for each of the co-issuers and guarantors of the registered senior notes (the "Obligor Group") as of March 30, 2025 and December 31, 2024. Each entity that was a co-issuer of the registered senior notes is presented separately. The subsidiaries that guaranteed the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries were not eliminated. Certain subsidiaries did not guarantee the credit facilities or senior notes (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries and does not reflect investments of the Obligor Group in the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $140.2 million and $123.6 million as of March 30, 2025 and December 31, 2024, respectively.

Summarized Financial Information (In thousands)	Six Flags Entertainment Corporation	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of March 30, 2025
Current Assets	$106	$74,981	$42,380	$411,534	$1,818,139
Non-Current Assets	1,747,415	2,233,736	678,124	1,423,742	6,986,249
Current Liabilities	177,071	1,816,470	25,190	283,899	658,478
Non-Current Liabilities	368,214	10,524	365,882	2,181,988	2,863,986
Balance as of December 31, 2024
Current Assets	$214	$74,710	$58,221	$147,184	$1,928,466
Non-Current Assets	1,878,531	2,196,232	675,573	2,518,804	6,993,517
Current Liabilities	160,229	1,699,979	20,032	227,100	607,921
Non-Current Liabilities	366,315	10,444	365,239	1,877,375	2,918,671

Three Months Ended March 30, 2025
Net revenues	$10	$19	$1,220	$86,025	$73,064
Operating loss	(7,227)	(124,682)	(11,792)	(297)	(160,599)
Net loss	(194,038)	(80,672)	(18,548)	(58,295)	(221,874)
Twelve Months Ended December 31, 2024
Net revenues	$98,489	$489,776	$160,414	$2,007,248	$1,116,695
Operating (loss) income	(8,248)	(159,791)	54,641	126,476	258,298
Net (loss) income	(214,263)	120,777	34,607	—	332,344

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements as to management's expectations, beliefs, goals and strategies regarding the future. Words such as "anticipate," "believe," "create," "expect," "future," "guidance," "intend," "plan," "potential," "seek," "synergies," "target," "will," "would," similar expressions, and variations or negatives of these words identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond the Combined Company's control and could cause actual results to differ materially from those described in such statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct, that the Combined Company's growth and operational strategies will achieve the target results. Important risks and uncertainties that may cause such a difference and could adversely affect attendance at the Combined Company's parks, future financial performance, and/or the Combined Company's growth strategies, and could cause actual results to differ materially from expectations or otherwise to fluctuate or decrease, include, but are not limited to: failure to realize the anticipated benefits of the Mergers, including difficulty in integrating the businesses of Former Six Flags and Cedar Fair; failure to realize the expected amount and timing of cost savings and operating synergies related to the mergers; general economic, political and market conditions; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; adverse weather conditions; competition for consumer leisure time and spending or other changes in consumer behavior or sentiment for discretionary spending; unanticipated construction delays or increases in construction or supply costs; changes in capital investment plans and projects; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the Combined Company’s operations; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting the Combined Company; acts of terrorism or outbreak of war, hostilities, civil unrest, and other political or security disturbances; and other risks and uncertainties discussed in the Combined Company's Annual Report on Form 10-K and in the other filings made from time to time with the SEC. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q and are based on information currently and reasonably known to management. The Combined Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this report.

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

As of March 30, 2025, variable rate debt included $995 million of senior secured term loan facility borrowings and borrowings under an $850 million revolving credit facility under the 2024 Credit Agreement, as amended. Assuming the outstanding senior secured term loan facility borrowings and the daily average balance over the past twelve months on revolving credit borrowings of approximately $266.2 million, a hypothetical 100 bps increase in 30-day SOFR on the variable-rate debt would lead to an increase of approximately $12.6 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar and Mexican peso would have resulted in a $0.9 million decrease in operating loss for the Combined Company's three months ended March 30, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
As of March 30, 2025, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 30, 2025.

(b)Changes in Internal Control Over Financial Reporting -
The Mergers resulted in changes to the Combined Company's internal control over financial reporting during July 2024. The Combined Company is currently in the process of integrating, evaluating, and where necessary, implementing changes in controls and procedures as it relates to the Former Six Flags. Except for the impact of the Mergers, there have been no changes to the Combined Company's internal control over financial reporting during the quarter ended March 30, 2025 that materially affected, or are reasonably likely to materially affect, the Combined Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Combined Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the consolidated financial statements with the exception of the lawsuits described herein.

Putative Securities Class Action Lawsuit
In February 2020, two putative securities class action complaints were filed against Former Six Flags and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System (“Oklahoma Firefighters”) and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleged, among other things, that the defendants made materially false or misleading statements or omissions regarding Former Six Flags' business, operations and growth prospects, specifically with respect to the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint sought an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Former Six Flags’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. On March 3, 2021, the district court granted defendants’ motion, dismissing the complaint in its entirety and with prejudice.

On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (“the Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court. On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. The appeal was fully briefed as of December 4, 2023, and oral argument was held on March 4, 2024. On April 18, 2024, the Fifth Circuit reversed the dismissal and remanded the case to the district court. On May 31, 2024, the district court entered a scheduling order setting the case for trial on December 8, 2025. On September 3, 2024, the parties entered into a settlement agreement, subject to court approval, resolving the claims. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. On September 23, 2024, the District Court granted the plaintiffs’ motion for preliminary approval of the settlement and scheduled a final fairness hearing for January 25, 2025. On January 28, 2025, the District Court entered its order and judgement of final approval of the settlement agreement.

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

Securities and Exchange Commission Investigation
The Securities and Exchange Commission conducted an investigation into Former Six Flags' disclosures and reporting made in 2018 through February 2020 related to its business, operations and growth prospects of its Six Flags branded parks in China and the financial health of its former business partner, Riverside Investment Group Co. Ltd. Former Six Flags received a document subpoena in February 2020 and subsequently certain current and former executives received subpoenas in connection with this matter. The investigation was concluded by the Securities and Exchange Commission during the first quarter of 2025, and no enforcement actions were recommended.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of Combined Company Common Stock during the three months ended March 30, 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	—	—	—	—
February 1 - February 28	49,474	$45.09	—	—
March 1 - March 30	1,388	$45.43	—	—
Total	50,862	$45.10	—	—

(1)All shares purchased were repurchased by the Combined Company in satisfaction of tax obligations related to the vesting of restricted stock which was granted under outstanding omnibus incentive plans.

ITEM 5. OTHER INFORMATION
(a)    Not applicable.

(b)    Not applicable.

(c)    During the three months ended March 30, 2025, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Cooperation Agreement, dated as of March 10, 2025, by and between the Company and Dendur. Incorporated herein by reference to Exhibit 10.1 to the Combined Company's Form 8-K (File No. 001-42157) filed on March 10, 2025.

10.2
Executive Release Agreement, dated March 26, 2025, by and between the Company and Robert White. Incorporated herein by reference to Exhibit 10.1 to the Combined Company's Form 10-K/A (File No. 001-42157) filed on April 29, 2025.

10.3
Separation and Release Agreement, dated March 28, 2025, by and between the Company and Gary Mick. Incorporated herein by reference to Exhibit 10.2 to the Combined Company's Form 10-K/A (File No. 001-42157) filed on April 29, 2025.

10.4	2024 Omnibus Incentive Plan Form of Restricted Stock Award Agreement and Declaration (2025 Retirement Eligible Employment Agreement Version).
10.5	2024 Omnibus Incentive Plan Form of Restricted Stock Award Agreement and Declaration (2025 Non-Retirement Eligible Employment Agreement Version).
10.6	2024 Omnibus Incentive Plan Form of Restricted Stock Award Agreement and Declaration (2025 Severance Plan Version).
10.7	2024 Omnibus Incentive Plan Form of Performance Stock Unit Award Declaration (2025 Retirement Eligible Employment Agreement Version).
10.8	2024 Omnibus Incentive Plan Form of Performance Stock Unit Award Declaration (2025 Non-Retirement Eligible Employment Agreement Version).
10.9	2024 Omnibus Incentive Plan Form of Performance Stock Unit Award Declaration (2025 Severance Plan Version).
10.10	2024 Omnibus Incentive Plan Form of Deferred Restricted Stock Unit Award Agreement (2025 Version).
10.11	2024 Omnibus Incentive Plan Form of Director Restricted Stock Award Agreement and Declaration (2025 Version).
22	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Combined Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2025 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Combined Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2025 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	May 8, 2025	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	May 8, 2025	/s/ Brian C. Witherow
Brian C. Witherow
Chief Financial Officer