Form 10-Q
period 2025-06-29
Six Flags Entertainment Corporation/NEW
filed 2025-08-06
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of August 1, 2025
Common Stock, par value $0.01 per share	101,279,362
Page 1 of 39 pages

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

The Six Flags Merger was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, financial results and disclosures referring to periods prior to the Closing Date include only Cedar Fair's results before giving effect to the Mergers, including the financial results and disclosures as of June 30, 2024 and for the three and six months ended June 30, 2024. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures as of June 29, 2025 and for the three and six months ended June 29, 2025 reflect the Combined Company's operations.

For purposes of this Quarterly Report on Form 10-Q, references to the "Combined Company" and the "Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or the "Partnership" are to Cedar Fair prior to the Mergers.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 29, 2025	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$107,386	$83,174	$52,858
Receivables	220,378	164,861	114,554
Inventories	99,142	71,104	58,166
Other current assets	86,429	80,731	45,815
	513,335	399,870	271,393
Property and equipment, gross	7,235,644	6,916,761	4,097,010
Accumulated depreciation	(2,831,658)	(2,619,806)	(2,407,981)
Property and equipment, net	4,403,986	4,296,955	1,689,029
Goodwill	3,399,090	3,296,523	262,592
Other intangibles, net	898,393	897,834	48,581
Right-of-use assets	221,540	227,284	75,175
Other assets	16,571	12,050	1,060
	$9,452,915	$9,130,516	$2,347,830
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$15,038	$210,000	$10,000
Accounts payable	160,935	107,056	84,130
Deferred revenue	453,446	302,326	281,795
Accrued interest	52,224	54,342	28,501
Accrued taxes	43,301	41,021	21,322
Accrued salaries, wages and benefits	73,609	51,030	35,081
Self-insurance reserves	37,992	36,630	28,039
Other accrued liabilities	155,440	124,272	51,001
	991,985	926,677	539,869
Deferred tax liabilities	494,399	542,583	65,382
Lease liabilities	229,222	230,443	66,871
NCI call option liability	306,764	290,390	—
Other liabilities	135,304	133,672	8,996
Long-term debt:
Revolving credit loans	356,650	296,953	88,000
Term debt	1,455,837	966,712	972,819
Notes	3,460,656	3,459,407	1,287,971
	5,273,143	4,723,072	2,348,790
Commitments and contingencies (Note 1)
Redeemable non-controlling interests	247,297	241,816
Equity:
Former Cedar Fair, L.P. Partners’ Deficit:
Special L.P. interests	—	—	5,290
General partner	—	—	(7)
Limited partners, 51,243 units outstanding as of June 30, 2024	—	—	(702,046)
Six Flags Entertainment Corporation Shareholders' Equity:
Common stock, 101,254 and 100,350 shares outstanding as of June 29, 2025 and December 31, 2024, respectively	1,013	1,004	—
Additional paid-in-capital	2,214,168	2,207,410	—
Accumulated deficit	(483,637)	(164,271)	—
Accumulated other comprehensive income (loss)	43,257	(2,280)	14,685
	1,774,801	2,041,863	(682,078)
	$9,452,915	$9,130,516	$2,347,830

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share and per unit amounts)

	Three months ended		Six months ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net revenues:
Admissions	$485,424	$279,307	$592,185	$326,691
Food, merchandise and games	323,155	210,024	389,003	248,882
Accommodations, extra-charge products and other	121,811	82,285	151,259	97,658
	930,390	571,616	1,132,447	673,231
Costs and expenses:
Cost of food, merchandise, and games revenues	80,822	53,258	102,423	64,869
Operating expenses	500,121	267,431	799,600	424,127
Selling, general and administrative	129,822	66,592	220,607	113,258
Depreciation and amortization	134,628	57,015	236,958	67,327
Loss on retirement of fixed assets, net	10,518	4,121	18,616	6,735
Loss on other assets	—	—	791	—
	855,911	448,417	1,378,995	676,316
Operating income (loss)	74,479	123,199	(246,548)	(3,085)
Interest expense, net	92,409	39,825	179,444	74,161
Loss on early debt extinguishment	—	5,911	—	5,911
Other (income) expense, net	(19,381)	1,700	(20,965)	6,963
Income (loss) before taxes	1,451	75,763	(405,027)	(90,120)
Provision (benefit) for taxes	76,283	20,210	(110,477)	(12,206)
Net income (loss)	(74,832)	55,553	(294,550)	(77,914)
Net income (loss) attributable to non-controlling interests	24,816	—	24,816	—
Net income (loss) attributable to Six Flags Entertainment Corporation	$(99,648)	$55,553	$(319,366)	$(77,914)

Net income (loss)	$(74,832)	$55,553	$(294,550)	$(77,914)
Other comprehensive income (loss), (net of tax):
Foreign currency translation	36,090	(328)	45,128	(16)
Defined benefit retirement plan	233	—	409	—
Other comprehensive income (loss), (net of tax)	36,323	(328)	45,537	(16)
Comprehensive income (loss)	(38,509)	55,225	(249,013)	(77,930)
Comprehensive income (loss) attributable to non-controlling interests	24,816	—	24,816	—
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$(63,325)	$55,225	$(273,829)	$(77,930)

Weighted average shares of common stock / LP units outstanding (See Note 10)
Basic	100,652	50,766	100,376	50,717
Diluted	100,652	51,395	100,376	50,717

Income (loss) attributable to Six Flags Entertainment Corporation per share of common stock / LP unit outstanding (See Note 10)
Net income (loss) per share of common stock / LP unit - basic	$(0.99)	$1.09	$(3.18)	$(1.54)
Net income (loss) per share of common stock / LP unit - diluted	$(0.99)	$1.08	$(3.18)	$(1.54)
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per unit amounts)

For the three months ended	Shares of Common Stock Outstanding	Limited Partnership Units Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of March 31, 2024	—	51,252	$—	$—	$—	$(751,215)	$(7)	$5,290	$15,013	$(730,919)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	—	55,553	—	—	—	55,553
Partnership distribution declared ($0.300 per unit)	—	—	—	—	—	(15,451)	—	—	—	(15,451)
Equity-based compensation	—	(9)	—	—	—	9,099	—	—	—	9,099
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	(32)	—	—	—	(32)
Foreign currency translation adjustment, net of tax $298	—	—	—	—	—	—	—	—	(328)	(328)
Balance as of June 30, 2024	—	51,243	$—	$—	$—	$(702,046)	$(7)	$5,290	$14,685	$(682,078)

Balance as of March 30, 2025	101,074	—	$1,010	$2,209,825	$(383,989)	$—	$—	$—	$6,934	$1,833,780
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	(99,648)	—	—	—	—	(99,648)
Equity-based compensation	180	—	3	4,343	—	—	—	—	—	4,346
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	36,090	36,090
Defined benefit retirement plan	—	—	—	—	—	—	—	—	233	233
Balance as of June 29, 2025	101,254	—	$1,013	$2,214,168	$(483,637)	$—	$—	$—	$43,257	$1,774,801

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per unit amounts)

For the six months ended	Shares of Common Stock Outstanding	Limited Partnership Units Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2023	—	51,013	$—	$—	$—	$(602,947)	$(6)	$5,290	$14,701	$(582,962)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	—	(77,913)	(1)	—	—	(77,914)
Partnership distribution declared ($0.600 per unit)	—	—	—	—	—	(30,764)	—	—	—	(30,764)
Equity-based compensation	—	230	—	—	—	9,730	—	—	—	9,730
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	(152)	—	—	—	(152)
Foreign currency translation adjustment, net of tax $1,130	—	—	—	—	—	—	—	—	(16)	(16)
Balance as of June 30, 2024	—	51,243	$—	$—	$—	$(702,046)	$(7)	$5,290	$14,685	$(682,078)

Balance as of December 31, 2024	100,350	—	$1,004	$2,207,410	$(164,271)	$—	$—	$—	$(2,280)	$2,041,863
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	(319,366)	—	—	—	—	(319,366)
Equity-based compensation	904	—	9	6,758	—	—	—	—	—	6,767
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	45,128	45,128
Defined benefit retirement plan, net of tax $(58)	—	—	—	—	—	—	—	—	409	409
Balance as of June 29, 2025	101,254	—	$1,013	$2,214,168	$(483,637)	$—	$—	$—	$43,257	$1,774,801
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 29, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(294,550)	$(77,914)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	236,958	67,327
Loss on early debt extinguishment	—	5,911
Non-cash foreign currency (gain) loss on USD notes	(17,472)	6,869
Non-cash equity based compensation expense	26,011	14,419
Deferred income tax (benefit) expense	(124,323)	3,186
Interest accretion on NCI call option liability	17,633	—
Other non-cash expenses	8,669	7,051
Changes in assets and liabilities:
(Increase) decrease in receivables	(55,372)	(35,311)
(Increase) decrease in inventories	(29,342)	(17,528)
(Increase) decrease in other assets	(13,675)	(20,757)
Increase (decrease) in accounts payable	54,659	35,121
Increase (decrease) in deferred revenue	150,464	97,865
Increase (decrease) in accrued interest	(2,165)	(4,051)
Increase (decrease) in accrued taxes	10,216	(23,633)
Increase (decrease) in accrued salaries, wages and benefits	22,061	(2,244)
Increase (decrease) in other liabilities	19,172	12,316
Net cash from operating activities	8,944	68,627
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(308,079)	(117,968)
Net cash for investing activities	(308,079)	(117,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	57,134	88,000
Term debt borrowings	500,000	1,000,000
Term debt payments	(2,500)	—
Note payments	(200,000)	(1,000,000)
Distributions paid to partners	—	(30,764)
Payment of debt issuance costs	(3,852)	(14,983)
Payments related to tax withholding for equity compensation	(19,312)	(4,689)
Purchase of redeemable non-controlling interests	(7,794)	—
Other	66	(152)
Net cash from financing activities	323,742	37,412
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(395)	(701)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	24,212	(12,630)
Balance, beginning of period	83,174	65,488
Balance, end of period	$107,386	$52,858
SUPPLEMENTAL INFORMATION
Cash payments for interest	$159,888	$76,622
Interest capitalized	6,456	2,126
Net cash payments for income taxes	11,052	13,534
Capital expenditures in accounts payable	33,874	24,902
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
INDEX FOR NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of the Combined Company. The Six Flags Merger was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, financial results and disclosures referring to periods prior to the Closing Date include only Former Cedar Fair's results before giving effect to the Mergers, including the financial results and disclosures as of June 30, 2024 and for the three and six months ended June 30, 2024. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures as of June 29, 2025 and for the three and six months ended June 29, 2025 reflect the Combined Company's operations. References to the "Combined Company" and the "Company" are to Former Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or the "Partnership" are to Cedar Fair prior to the Mergers. The Mergers are described in more detail in Note 2. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. Due to the seasonal nature of the amusement and water park operations, the results for any interim period may not be indicative of the results expected for the full fiscal year.

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

To assure that these seasonal operations will not result in misleading comparisons of current and subsequent interim periods, management has adopted the following accounting procedures: (a) revenues from multi-use products are generally recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration, which generally occurs no later than the close of the operating season associated with each product; (b) certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year.

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

This change in interim depreciation method led to a decrease in depreciation expense of approximately $15 million resulting in an increase in income from continuing operations and a tax effected impact on net income (loss) of approximately $14 million ($0.14 per share) for the three months ended June 29, 2025. This change in interim depreciation method led to an increase in depreciation expense of approximately $14 million resulting in a decrease in income from continuing operations and a tax effected impact on net income (loss) of approximately $13 million ($0.13 per share) for the six months ended June 29, 2025. The change in interim depreciation method will have no impact on annual operating income or net income.

Reclassifications
As a result of the Mergers (described in Note 2), the Combined Company made certain reclassification adjustments to prior period amounts where it adopted the Former Six Flags classification as opposed to the Former Cedar Fair classification. These reclassifications had no net impact on net revenues, operating income (loss), net income (loss), cash flows, or total assets, liabilities and equity.

–Certain prior year supplies inventory amounts of $3.3 million as of June 30, 2024 have been reclassified from "Inventories" to "Other current assets" in the unaudited condensed consolidated balance sheet to conform with the Combined Company presentation.
–Certain processing fees charged to customers totaling $12.2 million and $14.1 million for the three and six months ended June 30, 2024, respectively, have been reclassified from "Accommodations, extra-charge products and other" to "Admissions" in the unaudited condensed consolidated statements of operations and comprehensive income (loss). In addition, the amounts were also reclassified from out-of-park revenues to in-park admissions revenues as defined within Management's Discussion and Analysis.
–Certain expenses, including credit card fees, other revenue processing fees, and park level technology and marketing costs, totaling $26.4 million and $41.1 million for the three and six months ended June 30, 2024, respectively, have been reclassified from "Selling, general and administrative" to "Operating expenses" in the unaudited condensed consolidated statements of operations and comprehensive income (loss).
–Interest income totaling $0.2 million and $0.6 million for the three and six months ended June 30, 2024, respectively, have been reclassified from "Other (income) expense, net" to "Interest expense, net" in the unaudited condensed consolidated statements of operations and comprehensive income (loss).

Contingencies
The Combined Company is a party to a number of lawsuits in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed in this Quarterly Report on Form 10-Q, are expected to have a material effect in the aggregate on the unaudited condensed consolidated financial statements.

Putative Securities Class Action Lawsuit
During the third quarter of 2024, the Combined Company entered into a settlement agreement, subject to court approval, resolving the lawsuit described below. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. Therefore, the Combined Company's unaudited condensed consolidated balance sheet as of June 29, 2025 included a $40.0 million receivable and a corresponding $40.0 million liability recorded within "Other accrued liabilities". The court approved the settlement agreement in January 2025.

In February 2020, two putative securities class action complaints were filed against Former Six Flags and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.), and an amended complaint was filed on March 20, 2020. A consolidated compliant was filed on July 2, 2020. The consolidated complaint alleged, among other things, that the defendants made materially false or misleading statements or omissions regarding Former Six Flags' business, operations and growth prospects, specifically with respect to the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint sought an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Former Six Flags’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. Following the grant of defendants' motion to dismiss, its reversal on appeal to the U.S. Court of Appeals for the Fifth Circuit, the grant by the District Court of defendants' motion for judgment on the pleadings and its reversal by the Fifth Circuit. On September 3, 2024, the parties entered into a settlement agreement, subject to court approval, resolving the claims. On January 28, 2025, the District Court entered its order and judgment of final approval of the settlement agreement.

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

Upon completion of the Mergers, subject to certain exceptions, (i) each issued and outstanding unit of limited partnership interest in Cedar Fair, including limited partnership interests underlying depositary units representing limited partnership interests on deposit (each a “Cedar Fair Unit” and collectively, the “Cedar Fair Units”) (excluding any (a) units held in the treasury of Cedar Fair or owned by Cedar Fair Management, Inc., the former general partner of Cedar Fair and (b) restricted units of Cedar Fair, which were converted into restricted shares of Combined Company Common Stock based on the Cedar Fair Exchange Ratio, as further described below), was converted into the right to receive one (1) share of common stock, par value $0.01 per share, of the Combined Company (the “Combined Company Common Stock”) (the “Cedar Fair Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company Common Stock, without interest and (ii) each issued and outstanding share of common stock, par value $0.025 per share of Former Six Flags (the “Six Flags Common Stock”) (excluding any (a) shares of Six Flags Common Stock held in treasury of Former Six Flags and (b) restricted shares of Former Six Flags, which were converted into restricted shares of the Combined Company Common Stock based on the Six Flags Exchange Ratio, as further described below), was converted into the right to receive 0.5800 shares of Combined Company Common Stock (the “Six Flags Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company Common Stock, without interest. Following the close of the transaction, the holders of the Cedar Fair Units immediately prior to the closing owned approximately 51.2% of the outstanding shares of the Combined Company Common Stock and the holders of the Six Flags Common Stock immediately prior to the closing owned approximately 48.8% of the outstanding shares of the Combined Company Common Stock. At the time of the Cedar Fair First Merger when each Cedar Fair Unit was converted into Combined Company Common Stock, the transaction gave rise to certain deferred tax assets which were accounted for as equity because management concluded the transaction to be amongst shareholders. The adjustment to equity was recorded within "Additional-Paid-in-Capital" and totaled $312.8 million.

The following table illustrates the computation of the estimated fair value of consideration transferred. As part of the Mergers, Cedar Fair paid $205.2 million of outstanding borrowings under Former Six Flags' revolving credit facility, inclusive of interest and fees, and paid the $128.2 million Special Dividend, which is defined and further described below.

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

Merger Consideration was allocated to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed in the Mergers:

(In thousands)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Allocation
Receivables	$84,853	$5,939	$90,792
Inventories	40,580	(443)	40,137
Other current assets	53,000	(8,111)	44,889
Property and equipment, net	3,356,409	(646,356)	2,710,053
Other intangibles, net	850,000	—	850,000
Right-of-use assets	167,074	2,828	169,902
Other assets	14,688	—	14,688
Total assets acquired	4,566,604	(646,143)	3,920,461
Current maturities of long-term debt	56,867	(284)	56,583
Accounts payable	73,445	353	73,798
Deferred revenue	206,398	2,545	208,943
Accrued interest	23,448	—	23,448
Accrued taxes	15,465	(5,752)	9,713
Accrued salaries, wages and benefits	19,216	466	19,682
Self-insurance reserves	75,670	8,064	83,734
Other accrued liabilities	63,487	(2,203)	61,284
Deferred tax liabilities	756,211	(63,638)	692,573
Lease liabilities	184,343	5,096	189,439
Other liabilities	24,497	—	24,497
Long-term debt	2,373,322	—	2,373,322
Total liabilities assumed	3,872,369	(55,353)	3,817,016
Total net assets to be acquired	694,235	(590,790)	103,445
Goodwill	2,553,091	590,790	3,143,881
Fair Value of Net Assets Acquired	$3,247,326	$—	$3,247,326

As of June 29, 2025, the Combined Company recorded a cumulative net measurement period adjustment that increased goodwill by $590.8 million. The measurement period adjustments were recorded to better reflect facts and circumstances that existed as of the Closing Date of the Mergers. The property and equipment adjustment, along with the related adjustment to deferred tax liabilities, was primarily due to subsequent valuation adjustments.

Goodwill is primarily attributable to expected synergies from combining the operations of Former Cedar Fair and Former Six Flags, as well as intangible assets that do not qualify for separate recognition. The majority of Goodwill is not deductible for tax purposes. Goodwill has been allocated based on the business enterprise values of each of the Former Six Flags properties.

The fair values of assets acquired includes accounts receivable of $90.8 million that are not purchased financial assets with credit deterioration. The Combined Company did not recognize an allowance with a corresponding credit loss expense for the acquired receivables. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

Former Six Flags contributed net revenues of $388.7 million and $499.7 million, and net loss of $101.0 million and $234.5 million to the Combined Company for the three and six months ended June 29, 2025, respectively.

The following unaudited pro forma financial information presents combined results of operations for the three and six months ended June 30, 2024, as if the Mergers had occurred as of January 1, 2023, prepared in accordance with ASC 805. The information below reflects pro forma adjustments based on available information and certain assumptions that management believes are factual and supportable. The unaudited pro forma information includes adjustments primarily related to stock-based compensation expense, interest expense for transaction financing, amortization of deferred assets and liabilities, and depreciation of property, plant and equipment acquired, along with the consequential tax effects, and accounting policy alignments. The unaudited pro forma information is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the Mergers actually occurred as of January 1, 2023, or of the results of future operations of the combined business. On an unaudited pro forma basis, combined net revenues totaled $1.01 billion and $1.25 billion for the three and six months ended June 30, 2024, respectively; and combined net income totaled $81.8 million for the three months ended June 30, 2024 and combined net loss totaled $159.1 million for the six months ended June 30, 2024.

During the three and six months ended June 30, 2024, $8.4 million and $14.9 million of merger transaction related costs were incurred, respectively. These amounts primarily included third-party legal and consulting costs related to the transaction and were recorded within "Selling, general and administrative" in the unaudited condensed consolidated statement of operations and comprehensive income (loss).

Special Dividend
As previously announced by Former Six Flags, on June 18, 2024, Former Six Flags declared a special dividend, payable to holders of record of Former Six Flags Common Stock as of the close of business one business day prior to the Closing Date, June 28, 2024, with a per share amount of $1.53, which is equal to (a) $1.00 plus (b) the product (rounded up to the nearest whole cent) of (i) the Six Flags Exchange Ratio and (ii) the aggregate amount of distributions per unit declared or paid by Cedar Fair with respect to a Cedar Fair Unit with a record date following November 2, 2023 and prior to the time the Six Flags Merger became effective after giving effect to appropriate adjustments to reflect the Mergers (the “Special Dividend”), which distributions per Cedar Fair Unit were $0.90 in the aggregate. The payment of the Special Dividend was completed on or about July 8, 2024 and was included in Merger Consideration.

(3) Revenue Recognition:
As disclosed within the consolidated statements of operations and comprehensive income (loss), revenues are generated from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Admission revenues include amounts paid to gain admission into the parks, including parking fees, and online transaction fees charged to customers. Revenues related to extra-charge products, including premium benefit offerings such as front-of-line products, are included in "Accommodations, extra-charge products and other".

Due to the Combined Company's seasonal operations, a substantial portion of its revenues are generated from Memorial Day through Labor Day. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products and the first 12-month non-cancelable period for membership products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration. The number of uses is estimated based on historical usage adjusted for current period trends. Membership products beginning with the 13th month following purchase are recognized straight-line. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. The Combined Company does not typically provide for refunds or returns. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

Many products, including season-long products, are sold to customers in advance, resulting in a contract liability ("deferred revenue"). Deferred revenue is typically at its highest immediately prior to the peak summer season, and at its lowest at the end of the operating season. Season-long products, including memberships, represent most of the deferred revenue balance in any given period.

Of the $302.3 million of current deferred revenue recorded as of January 1, 2025, 90% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, prepaid games cards and gift cards, sponsorships, advanced resort reservations and other deferred revenue. Approximately $127 million of the current deferred revenue balance as of January 1, 2025 was recognized during the six months ended June 29, 2025.

As of June 29, 2025 and June 30, 2024, $7.6 million and $7.0 million of non-current deferred revenue was recorded, respectively, which primarily represented prepaid lease payments for a portion of the California's Great America parking lot. The prepaid lease payments are being recognized through 2027, or through the sale-leaseback period for the land under California's Great America.

Payment is due immediately on the transaction date for most products. The receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, including memberships, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. The Combined Company is not exposed to a significant concentration of customer credit risk. As of June 29, 2025, December 31, 2024 and June 30, 2024, a $24.7 million, $9.3 million and $14.2 million allowance for doubtful accounts was recorded, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
As of June 29, 2025, December 31, 2024, and June 30, 2024, property and equipment was classified as following:

(In thousands)	June 29, 2025	December 31, 2024	June 30, 2024

Land	$806,088	$802,984	$286,424
Land improvements	870,962	845,950	524,266
Buildings	1,547,034	1,477,595	1,032,720
Rides and equipment	3,804,059	3,574,808	2,192,051
Construction in progress	207,501	215,424	61,549
Property and equipment, gross	7,235,644	6,916,761	4,097,010
Accumulated depreciation	(2,831,658)	(2,619,806)	(2,407,981)
Property and equipment, net	$4,403,986	$4,296,955	$1,689,029
Property and equipment, net as of June 29, 2025 included $2.7 billion of Former Six Flags assets acquired on July 1, 2024 (see Note 2).

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

On May 1, 2025, the Combined Company announced that it will close Six Flags America and Hurricane Harbor (collectively "Six Flags America") located in Bowie, Maryland following the end of the 2025 operating season. The property on which Six Flags America is located, which is approximately 500 acres, will be marketed for redevelopment as part of the Combined Company's ongoing portfolio optimization efforts. As a result, the estimated useful lives of the remaining property and equipment at Six Flags America were updated to depreciate through October 2025, or the end of Six Flags America's 2025 operating season. We expect this to result in an approximate $19 million increase in depreciation expense in 2025. As the property and equipment will be disposed significantly before the end of their previously estimated useful lives, we also tested the long-lived assets at Six Flags America for impairment during the second quarter of 2025, which resulted in no impairment. Management concluded no other triggering events occurred with respect to long-lived assets during the first six months of 2025 and the first six months of 2024. Management's conclusions were based on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

(5) Goodwill and Other Intangible Assets:
Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. Management concluded no triggering events with respect to goodwill and other indefinite-lived intangible assets occurred during the first six months of 2025 or during the first six months of 2024. Management's conclusions were based on updated financial performance projections, as well as an updated analysis of macroeconomic and industry-specific conditions.

The goodwill acquired in the Mergers has been allocated to the following reporting units: Six Flags Fiesta Texas, Six Flags Great Adventure (including Six Flags Hurricane Harbor New Jersey and Wild Safari Adventure), Six Flags Great America (including Six Flags Hurricane Harbor Chicago), Six Flags Magic Mountain (including Six Flags Hurricane Harbor Los Angeles), Six Flags Mexico (including Six Flags Hurricane Harbor Oaxtepec), Six Flags New England, Six Flags Over Georgia (including Six Flags White Water), and Six Flags Over Texas (including Six Flags Hurricane Harbor Arlington). These reporting units' fair value exceeded their carrying values by less than 10% upon allocation. The Six Flags trade name was also acquired in the Mergers and was valued at $850.0 million. The Six Flags trade name is an indefinite-lived intangible asset. While year-to-date results for Former Six Flags have not met expectations, management did not consider these results to be a triggering event for the Former Six Flags reporting units or the Six Flags trade name due to the seasonality of the business and the impact of weather on year-to-date results. If future operating results continue to fall short of expectations, the goodwill assigned to these reporting units and the Six Flags trade name may become impaired. See Note 2 for additional information regarding the Mergers.

The Schlitterbahn trade name and Schlitterbahn reporting unit were tested for impairment during the third quarter of 2024 due to a decline in estimated future cash flows as a result of changes in planned capital allocations across the Combined Company portfolio following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value resulting in impairment recorded during the third quarter of 2024. While year-to-date results for the Schlitterbahn parks have not met expectations, management did not consider these results to be a triggering event for the Schlitterbahn reporting unit and Schlitterbahn trade name due to the seasonality of the business. If future operating results continue to fall short of expectations, the goodwill assigned to the Schlitterbahn parks and the Schlitterbahn trade name may become further impaired.

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

Changes in the carrying value of goodwill for the six months ended June 29, 2025 and June 30, 2024 were:

(In thousands)	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2024	$3,512,782	$(216,259)	$3,296,523
Mergers (Note 2)	64,711	—	64,711
Foreign currency translation	37,856	—	37,856
Balance as of June 29, 2025	$3,615,349	$(216,259)	$3,399,090

Balance as of December 31, 2023	$438,422	$(173,797)	$264,625
Foreign currency translation	(2,033)	—	(2,033)
Balance as of June 30, 2024	$436,389	$(173,797)	$262,592

As of June 29, 2025, December 31, 2024, and June 30, 2024, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 29, 2025
Other intangible assets:
Trade names (1)	$898,487	$(370)	$898,117
License / franchise agreements	1,150	(874)	276
Total other intangible assets	$899,637	$(1,244)	$898,393

December 31, 2024
Other intangible assets:
Trade names (1)	$897,864	$(317)	$897,547
License / franchise agreements	1,147	(860)	287
Total other intangible assets	$899,011	$(1,177)	$897,834

June 30, 2024
Other intangible assets:
Trade names (1)	$48,482	$(243)	$48,239
License / franchise agreements	1,320	(978)	342
Total other intangible assets	$49,802	$(1,221)	$48,581
(1)    Trade name amortization represents amortization of the California's Great America trade name. The gross carrying amount of the California's Great America trade name totals $0.7 million. Other trade names are indefinite-lived.

(6) Long-Term Debt:
Long-term debt as of June 29, 2025, December 31, 2024, and June 30, 2024 consisted of the following:

(In thousands)	June 29, 2025	December 31, 2024	June 30, 2024

Revolving credit facility averaging 6.4% YTD 2025, 7.4% in 2024 and 8.2% YTD 2024	$372,309	$315,000	$88,000
Term loan averaging 6.3% YTD 2025, 7.1% in 2024 and 7.3% YTD 2024	1,492,500	995,000	1,000,000
Former Cedar Fair notes
2027 senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 senior unsecured notes at 5.250%	500,000	500,000	500,000
Former Six Flags notes (See Note 2)
2025 senior secured notes at 7.000%	—	200,000	—
2027 senior unsecured notes at 5.500%	500,000	500,000	—
2031 senior unsecured notes at 7.250%	800,000	800,000	—
2032 senior secured notes at 6.625%	850,000	850,000	—
	5,314,809	4,960,000	2,388,000
Less current portion	(15,038)	(210,000)	(10,000)
	5,299,771	4,750,000	2,378,000
Less debt issuance costs and original issue discount	(48,571)	(49,562)	(29,210)
Plus acquisition fair value layers	21,943	22,634	—
	$5,273,143	$4,723,072	$2,348,790

Term Debt and Revolving Credit Facilities
On May 1, 2024, Former Cedar Fair entered into a credit agreement (the "2024 Credit Agreement"), which included a $1.0 billion senior secured term loan facility and $300 million revolving credit facility. The revolving credit facility replaced the existing revolving credit facility under Former Cedar Fair's prior credit agreement (the "2017 Credit Agreement"). Upon consummation of the Mergers, the 2024 Credit Agreement was assumed by the Combined Company, subsidiaries of Former Six Flags became borrowers and/or guarantors under the 2024 Credit Agreement, and the 2024 Credit Agreement was amended (the "First Amendment"). The facilities provided under the 2024 Credit Agreement are collateralized by substantially all of the assets of Former Cedar Fair, its wholly owned domestic subsidiaries and its Canadian subsidiary that is a borrower under the 2024 Credit Agreement, and the subsidiaries of Former Six Flags that are co-issuers and/or guarantors under the 2025 Six Notes (as defined below) and/or the 2032 Six Notes (as defined below), subject to customary exceptions set forth in the 2024 Credit Agreement, as amended.

Following the First Amendment, the revolving credit facility capacity under the 2024 Credit Agreement, as amended, is $850 million with a maturity date of July 1, 2029, subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date. The revolving credit facility bears interest at Term Secured Overnight Financing Rate ("SOFR") or Term Canadian Overnight Repo Rate Average plus a margin of 200 basis points ("bps") per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). Prior to the First Amendment, the then-existing revolving credit facility would have matured on February 10, 2028, subject to a springing maturity date on the date that was 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date.

On June 27, 2025, the Combined Company further amended the 2024 Credit Agreement (the "Second Amendment"). As a result of the Second Amendment, an additional $500 million of senior secured term loan facility was incurred. The proceeds from the additional senior secured term loan facility were used to redeem the remaining 2025 Six Notes (as defined below) and a portion of the then-outstanding revolving credit facility borrowings. The senior secured term loan facility under the 2024 Credit Agreement, as amended, requires amortization payments of $15.0 million per year, payable in equal quarterly installments; matures on May 1, 2031; and bears interest at Term SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum.

There was $372.3 million of outstanding gross borrowings under the revolving credit facility as of June 29, 2025. The 2024 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit totaling $45.0 million, the Combined Company had $432.7 million of availability under its revolving credit facility as of June 29, 2025.

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

–$365.0 million of 7.000% senior secured notes due 2025 ("2025 Six Notes"). $165 million of the outstanding balance of the 2025 Six Notes was paid on July 1, 2024, and the remaining balance of the 2025 Six Notes was paid on June 27, 2025 with the proceeds of the additional $500 million of senior secured term loan borrowings as a result of the Second Amendment.

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

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, even if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total Indebtedness to Consolidated Cash Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Combined Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio was greater than 5.25x as of June 29, 2025.

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

(7) Non-Controlling Interests
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed certain obligations regarding Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG"), and Six Flags Over Texas ("SFOT", and together with SFOG, the "Partnership Parks"). The Partnership Parks are not wholly owned, but the Partnership Parks are consolidated as subsidiaries in the consolidated financial statements as it has been determined that the Combined Company has the power to direct the activities of those entities that most significantly impact the entities' economic performance, and the Combined Company has the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in SFOT are reflected in the unaudited condensed consolidated balance sheet as redeemable non-controlling interests. Following the notification of the Combined Company's intent to exercise the End-of-Term Option related to SFOG as further described below, the redeemable non-controlling interests related to SFOG are classified as a non-current liability within "NCI call option liability" on the unaudited condensed consolidated balance sheet. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is reflected as net income attributable to non-controlling interests in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Obligations related to the Partnership Parks continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include:

(i) Minimum annual distributions of approximately $91.1 million in 2025 (subject to cost of living adjustments) to the limited partners of the partnership entities (the "Georgia Partnership" with respect to SFOG and the "Texas Partnership" with respect to SFOT) that own the Partnership Parks. Based on the Combined Company's ownership of units as of June 29, 2025, the Combined Company's share of the distribution will be approximately $41.4 million.

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

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the specified price of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, Former Six Flags adjusted the annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the minimum price floor, the implied valuation of the Partnership Parks using the Specified Price, if determined as of June 29, 2025, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of June 29, 2025, the Combined Company owned approximately 32.1% and 55.4% of the Georgia limited partner interests and Texas limited partner interests, respectively.

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

The agreements for the Georgia Partnership and Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships when the agreements were executed was $250.0 million and $374.8 million for SFOG and SFOT, respectively. As of June 29, 2025, the agreed-upon value, as adjusted for CPI, would be $513.8 million and $756.4 million for SFOG and SFOT, respectively. The agreed-upon values, if determined as of June 29, 2025, multiplied by the 68.5% and 45.9% of units held by the limited partner for SFOG and SFOT, respectively, represent $352.3 million and $341.5 million that would be required to be paid to the limited partner of SFOG and SFOT, respectively, at the End-of-Term Option. The actual agreed upon value of the End-of-Term Option will be further adjusted by CPI until the end of each respective agreement.

Cash flows from operations at the Partnership Parks are used to satisfy the above requirements before any funds are required from the Combined Company. After the payment of the minimum distribution, the Combined Company is entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash is distributed first to any management fee in arrears and then towards the repayment of any interest and principal on intercompany loans. Any additional cash, to the extent available, is distributed 95% to the Combined Company in the case of SFOG and 92.5% to the Combined Company in the case of SFOT. The Partnership Parks lost approximately $9.7 million of cash in 2024, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Former Six Flags and the Combined Company, primarily due to increased capital spending at both SFOG and SFOT.

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

As described above and following the notification of the Combined Company's intent to exercise the End-of-Term Option of the Georgia Partnership, the redeemable non-controlling interests related to the Georgia Partnership are classified as a non-current liability within "NCI call option liability" on the unaudited condensed consolidated balance sheets. The liability was recorded at the net present value of the call option price as of December 31, 2024. The difference between the net present value of the call option price and the redemption value was recorded as a deemed dividend to retained earnings within the consolidated statements of equity for the year ended December 31, 2024. The liability will be accreted to the final purchase price over the remaining Georgia Partnership term. For the six months ended June 29, 2025, $17.6 million was recorded as interest expense within the unaudited condensed consolidated statement of operations and comprehensive income (loss).

The Combined Company will continue to have the obligation to purchase, at the Specified Price, any units of SFOG that unitholders elect to put as part of the annual offering during the 2026 offering window. If all put options of the Georgia Partnership were exercised, the redemption value would be $290.9 million as of June 29, 2025, which includes the accrued minimum distribution payment. The accrued minimum distribution payment due to the Georgia Partnership unitholders of $12.6 million was recorded within "Other accrued liabilities" on the unaudited condensed consolidated balance sheet as of June 29, 2025. Changes in the total put value of the Georgia Partnership for the six months ended June 29, 2025 were:

(In thousands)	SFOG

Put option redemption value as of December 31, 2024	$279,371
Purchase of redeemable units	(1,024)
Distributions earned by non-controlling interests	12,566
Put option redemption value as of June 29, 2025	$290,913

Changes in the carrying value of the Georgia Partnership for the six months ended June 29, 2025 were:

(In thousands)	SFOG

Call option liability as of December 31, 2024	$290,390
Purchase of redeemable units	(1,024)
Gain on purchase of units at put option price	(235)
Interest accretion	17,633
Call option liability as of June 29, 2025	$306,764

Changes in the carrying value of the Texas Partnership for the six months ended June 29, 2025 were:

(In thousands)	SFOT

Put option redemption value as of December 31, 2024	$241,816
Purchase of redeemable units	(6,770)
Distributions earned by non-controlling interests	12,251
Put option redemption value as of June 29, 2025	$247,297

(8) Income and Partnership Taxes:
The Combined Company's income tax benefit was $110.5 million for the six months ended June 29, 2025 and $12.2 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 29, 2025 was 27.3% and 13.5% for the six months ended June 30, 2024.

The Combined Company's income tax provision was $76.3 million for the three months ended June 29, 2025 and $20.2 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 29, 2025 was not meaningful due to pre-tax income approaching breakeven for the quarter. The effective tax rate for the three months ended June 30, 2024 was 26.7%.

The effective tax rate for the six months ended June 29, 2025 differed from the United States Federal statutory rate of 21% due to discrete non-cash provision to return adjustments related to the Merger-related windup of the Former Cedar Fair partnership, effects of the non-controlling interest distribution, accretion on the Six Flags Over Georgia call option liability, non-deductible executive compensation, state and local income taxes and tax rate differences in foreign jurisdictions.

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

The Combined Company evaluates its tax positions using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. As of June 29, 2025, the Combined Company recorded unrecognized tax benefits of $25.6 million, all of which would impact the effective tax rate if recognized and were included within "Other liabilities" in the unaudited condensed consolidated balance sheet. Due to uncertainties regarding the timing of examination and the amount of any settlements, the Combined Company does not anticipate a reduction in the unrecognized tax benefits within the next twelve months.

The Combined Company classifies interest and penalties attributable to income taxes as part of income tax expense. During the six months ended June 29, 2025 and June 30, 2024, the expense recognized for interest and penalties was not material.

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

On July 4, 2025, the U.S. government enacted H.R. 1, the One Big Beautiful Bill Act (the "OBBBA"). The OBBBA maintains the 21% corporate tax rate and makes permanent many of the provisions from the Tax Cuts and Jobs Act of 2017 which had expired or were expiring. These provisions include more favorable interest deductibility and 100% bonus depreciation on capital expenditures. As a result of the enactment of OBBBA, the Combined Company anticipates an impact to the deferred tax liability and the income tax payable related to the provision for 100% bonus depreciation for certain asset classes placed in service after January 19, 2025. The Combined Company does not expect any material change to its ongoing tax rate as a result of the OBBBA.

(9) Pension Benefits:
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed the obligations of the Former Six Flags pension plan. Former Six Flags froze its pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes pension costs and the weighted-average assumptions used to determine net cost for the three and six months ended June 29, 2025. The components of net periodic (benefit) expense were included in "Other (income) expense, net" in the unaudited condensed consolidated statements of operations and comprehensive income (loss). Neither Former Six Flags nor the Combined Company made any pension contributions during the six month periods ended June 29, 2025 and June 30, 2024.

	Three months ended	Six months ended
(In thousands)	June 29, 2025	June 29, 2025
Interest cost	$1,970	$3,939
Expected return on plan assets	(2,236)	(4,471)
Amortization of net actuarial loss	—	—
Administrative fees	213	425
Total net periodic (benefit) expense	$(53)	$(107)

Discount rate	5.40%	5.40%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	5.75%	5.75%

(10) Earnings per Share:
For purposes of calculating the basic and diluted earnings per share of common stock and limited partner unit, as applicable, net income (loss) attributable to Six Flags Entertainment Corporation for the three and six months ended June 29, 2025 and for the three and six months ended June 30, 2024 have not been adjusted from the reported amounts. The share amounts used in calculating the basic and diluted earnings per share of common stock and per limited partner unit, as applicable, for the three and six months ended June 29, 2025 and for the three and six month periods ended June 30, 2024 are as follows:

	Three months ended		Six months ended
(In thousands, except per share amounts)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss) attributable to Six Flags Entertainment Corporation	$(99,648)	$55,553	$(319,366)	$(77,914)

Basic weighted average shares of common stock / LP units outstanding	100,652	50,766	100,376	50,717
Effect of dilutive stock / units:
Deferred stock / units	—	62	—	—
Performance stock units / units	—	80	—	—
Restricted stock / units	—	487	—	—
Diluted weighted average shares of common stock / LP units outstanding	100,652	51,395	100,376	50,717
Net income (loss) per share of common stock / LP unit - basic	$(0.99)	$1.09	$(3.18)	$(1.54)
Net income (loss) per share of common stock / LP unit - diluted	$(0.99)	$1.08	$(3.18)	$(1.54)

There were approximately 2.5 million antidilutive shares excluded from the computation of diluted loss per share of common stock for the three and six months ended June 29, 2025. The 2.5 million antidilutive shares included 1.0 million of outstanding performance stock units, 0.9 million of outstanding restricted stock and restricted stock units and 0.5 million of outstanding stock options. The 1.0 million of outstanding performance stock units included all performance stock units outstanding as of June 29, 2025 at target, or 100%. The maximum payout for the outstanding performance stock units is 200%.

(11) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of June 29, 2025, December 31, 2024, and June 30, 2024 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	June 29, 2025		December 31, 2024		June 30, 2024
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$311	$311	$290	$290	$399	$399
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(1,492,500)	$(1,495,679)	$(995,000)	$(999,353)	$(1,000,000)	$(997,500)
2027 notes at 5.375%	Long-Term Debt (1)	Level 1	$(500,000)	$(500,000)	$(500,000)	$(493,700)	$(500,000)	$(491,250)
2028 notes at 6.500%	Long-Term Debt (1)	Level 1	$(300,000)	$(304,677)	$(300,000)	$(301,161)	$(300,000)	$(300,000)
2029 notes at 5.250%	Long-Term Debt (1)	Level 1	$(500,000)	$(488,280)	$(500,000)	$(480,755)	$(500,000)	$(477,500)
2025 notes at 7.000%	Long-Term Debt (1)	Level 2	—	—	$(200,000)	$(199,624)	—	—
2027 notes at 5.500%	Long-Term Debt (1)	Level 2	$(500,000)	$(499,065)	$(500,000)	$(496,845)	—	—
2031 notes at 7.250%	Long-Term Debt (1)	Level 2	$(800,000)	$(821,624)	$(800,000)	$(817,288)	—	—
2032 notes at 6.625%	Long-Term Debt (1)	Level 2	$(850,000)	$(873,528)	$(850,000)	$(861,433)	—	—
(1)Carrying values of long-term debt balances are before reductions for (1) current maturities of long-term debt of $15.0 million, $210.0 million and $10.0 million as of June 29, 2025, December 31, 2024 and June 30, 2024, respectively; (2) debt issuance costs and original issue discount of $48.6 million, $49.6 million and $29.2 million as of June 29, 2025, December 31, 2024 and June 30, 2024, respectively; and (3) acquisition fair value layers of $21.9 million and $22.6 million as of June 29, 2025 and December 31, 2024, respectively.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of June 29, 2025, December 31, 2024 or June 30, 2024. The net plan asset for the Former Six Flags pension plan is measured at fair value annually.

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

	Three months ended		Six months ended
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net revenues	$930,390	$571,616	$1,132,447	$673,231
Significant expense categories
Cost of food, merchandise and games revenues	80,822	53,258	101,319	64,869
Other revenue driven costs (1)	28,959	16,820	38,576	21,531
Labor (2)	300,855	177,283	472,844	277,015
Other segment expenses (3)	277,136	118,791	447,880	201,532
Adjusted EBITDA	242,618	205,464	71,828	108,284
Add: Net income attributable to non-controlling interests	24,816	—	24,816	—
Subtract:
Depreciation and amortization	134,628	57,015	236,958	67,327
Loss on retirement of fixed assets, net	10,518	4,121	18,616	6,735
Loss on other assets	—	—	791	—
Interest expense, net	92,409	39,825	179,444	74,161
Loss on early debt extinguishment	—	5,911	—	5,911
Non-cash foreign currency (gain) loss	(19,986)	1,763	(22,200)	7,002
Non-cash equity compensation expense	8,935	9,135	26,011	14,419
Costs related to the Mergers (4)	11,030	11,128	26,670	21,275
Severance (5)	23,823	461	27,200	550
Other (6)	4,626	342	8,181	1,024
Income (loss) before taxes	$1,451	$75,763	$(405,027)	$(90,120)
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
(4)Consists of integration costs related to the Mergers for the three and six months ended June 29, 2025, including third-party consulting costs related to the Mergers, retention bonuses, integration team salaries and benefits, costs to integrate information technology systems, maintenance costs to update Former Six Flags parks to Cedar Fair standards and certain legal costs. Consists of third-party legal and consulting transaction costs and integration consulting costs for the three and six months ended June 30, 2024. See Note 2 for additional information related to the Mergers. These costs are added back to net income (loss) to calculate Modified EBITDA and Adjusted EBITDA as defined in the Combined Company's credit agreement.
(5)Consists of severance and related employer taxes and benefits. During the three and six months ended June 29, 2025, certain employees, including certain executive level employees, were terminated as part of recent reorganization efforts.
(6)Consists of certain costs as defined in the Combined Company's credit agreement. These costs are added back to net income (loss) to calculate Modified EBITDA and Adjusted EBITDA and include certain legal and consulting expenses unrelated to the Mergers, cost of goods sold recorded to align inventory standards following the Mergers, Mexican VAT taxes on intercompany activity, gains/losses related to the Partnership Parks and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

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

As of June 29, 2025 and December 31, 2024, long-lived assets (which consists of property and equipment, goodwill, intangible assets and right-of-use assets) by domestic and foreign properties was as follows:

(In thousands)	June 29, 2025	December 31, 2024
Domestic	$7,949,896	$7,827,604
Foreign	973,113	890,992
Total	$8,923,009	$8,718,596

For the three and six months ended June 29, 2025, net revenues and income (loss) before taxes by domestic and foreign properties were as follows:

	Three months ended	Six months ended
(In thousands)	June 29, 2025	June 29, 2025
Net revenues
Domestic	$856,953	$1,038,694
Foreign	73,437	93,753
Total	$930,390	$1,132,447

Income (loss) before taxes
Domestic	$(14,203)	$(406,144)
Foreign	15,654	1,117
Total	$1,451	$(405,027)

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

The Six Flags Merger was accounted for as a business combination using the acquisition method of accounting. Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, unless indicated otherwise, financial results and disclosures within this Management's Discussion and Analysis referring to periods prior to the Closing Date include only Former Cedar Fair's results before giving effect to the Mergers, including financial results and disclosures as of June 30, 2024 and for the three and six months ended June 30, 2024. The results for Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures as of June 29, 2025 and for the three and six months ended June 29, 2025 reflect the Combined Company's operations.

Business Overview:
The Combined Company is North America's largest regional amusement park operator with 27 amusement parks, 15 separately gated water parks and nine resorts for the 2025 operating season. See Note 4 for additional information regarding the planned closure of Six Flags America. Of the 42 amusement and water parks, 38 are located in the United States, two are located in Mexico and two are located in Canada. The parks generate revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Combined Company's principal costs and expenses, which include salaries and wages, operating supplies, maintenance, insurance, advertising and lease payments, are relatively fixed for a typical operating season and do not vary significantly with attendance. The Combined Company's principal costs and expenses have recently been impacted by increased wage rates, driven both by market rates and statutory rates, higher insurance costs, and general inflation affecting the costs of inventory, services and supplies. The Combined Company acquires rides, attractions, inventory, and supplies from foreign countries, of which many rides and attractions require specialized manufacturing. Changes in import tariffs and trade policies may result in increased costs and potential market disruptions that could result in the inability to acquire certain goods timely or at all.

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

Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker ("CODM"), as well as by the Chief Financial Officer, the Chief Operating Officer and Senior Vice Presidents. The Combined Company operates within a single reportable segment of amusement and water parks with accompanying resort facilities.

The following operational measures are key performance metrics in the Combined Company's managerial and operational reporting. They are used as major factors in significant operational decisions as they are the primary drivers of financial and operational performance, measuring demand, pricing and consumer behavior. In-park revenues, in-park per capita spending, in-

park admissions revenues, admissions per capita spending, in-park product revenues, per capita spending on in-park products, and out-of-park revenues are non-GAAP measures.

Attendance is defined as the number of guest visits to amusement parks and separately gated outdoor water parks. Attendance is driven by various factors, including new rides and product offerings, guest satisfaction, weather, pricing, advertising programs, perceived safety of the parks and economic conditions. Major attendance categories include single-day attendance related to a single-day ticket, including sales to groups, season pass attendance related to season passes that are valid for an operating season, and membership attendance related to memberships that are valid for a 12-month non-cancelable period and until the guest cancels thereafter.

In-park per capita spending is calculated as revenues generated within the Combined Company's amusement parks and separately gated outdoor water parks along with related parking revenues and online transaction fees charged to customers (in-park revenues), divided by total attendance. In-park per capita spending is driven by similar factors to attendance and is also impacted by the length of stay of the Combined Company's guests. Major in-park per capita spending categories include admission, food and beverage, merchandise, games and extra-charge products. Extra-charge products include premium benefit offerings such as front-of-line products. Admissions per capita spending is calculated as revenues generated for admission to the Combined Company's amusement parks and separately gated water parks along with related parking revenues and online transaction fees charged to customers (in-park admissions revenues) divided by total attendance. Per capita spending on in-park products is calculated as all other revenues generated within the Combined Company's amusement parks and separately gated water parks, including food and beverage, merchandise, games and extra-charge offerings (in-park product revenues) divided by total attendance.

Out-of-park revenues are defined as revenues from resorts, out-of-park food and merchandise locations, sponsorships, international agreements and all other out-of-park operations. Out-of-park revenues are primarily driven by attendance to the parks and can increase length of stay at the Combined Company's properties as guests purchase hotel rooms and visit out-of-park food and merchandise locations. In addition, higher attendance levels enable the Combined Company to develop long-term corporate sponsorships and co-marketing relationships with well-known national and regional brands.

The following table presents net revenues disaggregated by in-park revenues, including in-park admissions revenues and in-park product revenues, and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (concessionaire remittance) for the periods presented. The results for the three and six months ended June 29, 2025 include the results of Former Six Flags operations (see Note 2). Certain prior period amounts have been reclassified from out-of-park revenues to in-park admissions revenues following completion of the Mergers (see Note 1. Reclassifications).

	Three months ended		Six months ended
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
In-park admissions revenues	$485,177	$279,308	$591,488	$326,689
In-park product revenues	401,243	246,994	479,247	283,202
In-park revenues	886,420	526,302	1,070,735	609,891
Out-of-park revenues	71,908	61,036	95,824	82,358
Concessionaire remittance	(27,938)	(15,722)	(34,112)	(19,018)
Net revenues	$930,390	$571,616	$1,132,447	$673,231

Strategy:
The key objectives of the Combined Company's strategy are to: (1) enhance the guest experience by delivering a stronger price-value proposition that drives demand; (2) identify and activate operating efficiencies that generate cost synergies and drive margin expansion; (3) maintain a disciplined approach to the prioritization and activation of capital investments to realize the full market potential of each park, while maximizing free cash flow efficiency; (4) integrate technology stacks with a focus on harmonizing systems, eliminating redundancies, and enhancing the guest-facing digital experience; and (5) evaluate the potential divestiture of non-core assets.

The Combined Company plans to meet these objectives by driving revenue growth through higher levels of attendance, in-park per capita spending and out-of-park revenues, investing in capital expenditures, and continuing to achieve cost synergies in 2025 and 2026 that began in 2024. Management plans to increase attendance by providing an improved guest experience, new marketable rides and attractions, modified operating calendars, improving its marketing strategy and focusing on increasing season pass visits through average visits per season pass and renewal rates. Management plans to increase in-park per capita spending by expanding the use of revenue management tools to drive dynamic pricing, refreshing food and beverage facilities to improve efficiency and quality of offerings, improving seasonal staffing to increase guest satisfaction and spending, and increasing attendance levels which leads to higher demand for premium products and a longer length of stay. Management plans to increase out-of-park revenues by upgrading and expanding resort offerings, improving revenue management capabilities to drive dynamic pricing and increased occupancy, and leveraging the Six Flags brand to increase sponsorship opportunities. Management plans to achieve cost synergies through operating cost reductions, organizational restructurings and elimination of duplicative overhead costs, including redundant processes and technologies.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the unaudited condensed consolidated financial statements:
•Business Combinations
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes

During the second quarter of 2025, there were no changes to the above critical accounting policies from those previously disclosed in the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2024. As discussed in Note 5, while year-to-date results for the Former Six Flags parks and Schlitterbahn parks have not met expectations, management did not consider these results to be a triggering event for goodwill or trade name impairment purposes as of June 29, 2025. If operating results continue to fall short of expectations, valuation assumptions about future performance could adversely change and result in goodwill and/or trade name impairment that would have a material effect on the Combined Company's financial position and results of operations in future periods.

Results of Operations:

Six months ended June 29, 2025 vs. Six months ended June 30, 2024
The results for the six-month period ended June 29, 2025 are not directly comparable with the results for the six-month period ended June 30, 2024 because the six-month period ended June 29, 2025 included the results of Former Six Flags operations (see Note 2). The current six-month period included 2,386 operating days compared with 906 operating days for the six-month period ended June 30, 2024, an increase of 1,480 operating days. There were 1,513 operating days for the six-month period ended June 29, 2025 at Former Six Flags parks. A 33 operating day decrease at the Former Cedar Fair parks was primarily driven by the planned removal of lower-volume operating days from the 2025 operating calendar.

The following table presents key financial information for the Combined Company for the six months ended June 29, 2025 and June 30, 2024:

	Six months ended		Increase (Decrease)
	June 29, 2025	June 30, 2024	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$1,132,447	$673,231	$459,216	68.2%
Operating costs and expenses	1,122,630	602,254	520,376	86.4%
Depreciation and amortization	236,958	67,327	169,631	252.0%
Loss on retirement of fixed assets, net	18,616	6,735	11,881	176.4%
Loss on other assets	791	—	791	100.0%
Operating loss	$(246,548)	$(3,085)	$(243,463)	N/M

Other Data:
Attendance	17,009	9,984	7,025	70.4%
In-park per capita spending	$62.95	$61.09	$1.86	3.0%
Admissions per capita spending	$34.77	$32.72	$2.05	6.3%
Per capita spending on in-park products	$28.18	$28.37	$(0.19)	(0.7)%
Out-of-park revenues	$95,824	$82,358	$13,466	16.4%
Operating days	2,386	906	1,480	163.4%
N/M - Not meaningful

For the six months ended June 29, 2025, net revenues increased $459.2 million compared with the six months ended June 30, 2024. The increase in net revenues reflected $499.7 million in net revenues contributed by Former Six Flags operations during the six months ended June 29, 2025 and a $40.5 million decrease in net revenues contributed by Former Cedar Fair operations during the six months ended June 29, 2025 compared to the prior period. The increase in net revenues reflected the impact of a 7.0 million-visit increase in attendance, a $1.86, or 3.0%, increase in in-park per capita spending and a $13.5 million increase in out-of-park revenues. The 7.0 million-visit increase in attendance was attributable to a 7.8 million-visit increase resulting from attendance at Former Six Flags parks for the six months ended June 29, 2025, partially offset by an 0.8 million-visit decrease in attendance at Former Cedar Fair parks. The attendance at Former Cedar Fair parks was negatively impacted by inclement weather, particularly in the Midwest and which also resulted in fewer season pass sales, and fewer operating days primarily due to the planned removal of lower-volume operating days from the 2025 operating calendar. The $1.86 increase in in-park per capita spending was primarily due to higher admissions per capita spending at the Former Cedar Fair parks driven by pricing, and to a lesser extent, higher per capita spending on in-park products at the Former Cedar Fair parks. In addition, the inclusion of the Former Six Flags parks resulted in a $0.40 increase in in-park per capita spending during the six months ended June 29, 2025. The $13.5 million increase in out-of-park revenues was due to $19.6 million contributed by Former Six Flags operations during the six months ended June 29, 2025, partially offset by lower out-of-park revenues at the Former Cedar Fair parks driven by decreased revenues from Cedar Point resorts, which were impacted by inclement weather. The increase in net revenues was partially offset by a $0.3 million unfavorable impact of foreign currency exchange rates.

Operating costs and expenses for the six months ended June 29, 2025 increased $520.4 million compared with the six months ended June 30, 2024. The increase in operating costs and expenses was the result of a $375.5 million increase in operating expenses, a $107.3 million increase in selling, general and administrative ("SG&A") expenses and a $37.6 million increase in cost of goods sold. The $375.5 million increase in operating expenses was due to a $384.6 million increase related to Former Six Flags operations during the six months ended June 29, 2025 offset by lower maintenance costs and seasonal labor hours at the Former Cedar Fair parks. Decreases in full-time head count at the Former Cedar Fair parks driven by recent reorganization efforts were offset by severance expense in the period. The $107.3 million increase in SG&A expenses included $68.0 million of additional expenses related to Former Six Flags operations during the six months ended June 29, 2025, $24.8 million of higher severance and equity compensation expense driven by recent reorganization efforts, the timing of planned advertising costs, and additional IT costs related to integration efforts somewhat offset by less Merger-related transaction costs. Cost of goods sold as a percentage of food, merchandise and games revenue increased 30 bps. The 30 bps increase was attributable to a non-recurring charge to cost of goods sold recorded to align inventory standards following the Mergers. The increase in operating costs and expenses was partially offset by a $0.9 million favorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the six months ended June 29, 2025 increased $169.6 million compared with the six months ended June 30, 2024, which was due to $155.5 million of depreciation expense attributable to Former Six Flags and the impact of a change in interim depreciation method for Former Cedar Fair (see Note 1). The loss on retirement of fixed assets for both periods and the loss on other assets in the current period were due to retirement of assets in the normal course of business. The loss on retirement of fixed assets in the current period included $12.3 million of losses related to Former Six Flags operations.

After the items above, operating loss for the six months ended June 29, 2025 totaled $246.5 million compared with $3.1 million for the six months ended June 30, 2024. The amount for the six months ended June 29, 2025 included $162.9 million of operating loss attributable to the Former Six Flags operations during the six months ended June 29, 2025.

Net interest expense for the six months ended June 29, 2025 increased $105.3 million as a result of $93.9 million of interest incurred on debt acquired in the Mergers, additional revolver borrowings in 2025, and the impact of refinancing events during 2024, including the full redemption of the 2025 senior notes which were refinanced with a $1.0 billion senior secured term loan facility. The refinancing events also resulted in a loss on early debt extinguishment of $5.9 million during the prior period (see Note 6). Other (income) expense, net primarily represented the remeasurement of U.S. dollar denominated notes to an entity's functional currency.

During the six months ended June 29, 2025, a benefit for income taxes of $110.5 million was recorded compared with $12.2 million for the six months ended June 30, 2024. The increase in benefit for income taxes was primarily attributable to discrete non-cash provision to return adjustments related to the Merger-related windup of the Former Cedar Fair partnership, and the effects of the non-controlling interest distribution, accretion on the Six Flags Over Georgia call option liability, and non-deductible executive compensation which was partially offset by lower pre-tax book income relative to the comparable period.

After the items above and income attributable to non-controlling interests (see Note 7), net loss attributable to Six Flags Entertainment Corporation for the six months ended June 29, 2025 totaled $319.4 million, or $3.18 per diluted share of common stock. The net loss included $259.4 million of net loss relating to the Former Six Flags operations during the six months ended June 29, 2025. Net loss for the six months ended June 30, 2024 totaled $77.9 million, or $1.54 per diluted limited partner unit.

Three months ended June 29, 2025 vs. Three months ended June 30, 2024
The results for the three-month period ended June 29, 2025 are not directly comparable with the results for the three-month period ended June 30, 2024 because the three-month period ended June 29, 2025 included the results of the Former Six Flags operations (see Note 2). The current three-month period included 1,993 operating days compared with 789 operating days for the three-month period ended June 30, 2024, an increase of 1,204 operating days. There were 1,238 operating days for the three-month period ended June 29, 2025 at Former Six Flags parks. A 34 operating day decrease at the Former Cedar Fair parks was primarily driven by the planned removal of lower-volume operating days from the 2025 operating calendar.

The following table presents key financial information for the Combined Company for the three months ended June 29, 2025 and June 30, 2024:

	Three months ended		Increase (Decrease)
	June 29, 2025	June 30, 2024	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$930,390	$571,616	$358,774	62.8%
Operating costs and expenses	710,765	387,281	323,484	83.5%
Depreciation and amortization	134,628	57,015	77,613	136.1%
Loss on impairment / retirement of fixed assets, net	10,518	4,121	6,397	155.2%
Operating income	$74,479	$123,199	$(48,720)	(39.5)%

Other Data:
Attendance	14,191	8,635	5,556	64.3%
In-park per capita spending	$62.46	$60.95	$1.51	2.5%
Admissions per capita spending	$34.19	$32.35	$1.84	5.7%
Per capita spending on in-park products	$28.27	$28.60	$(0.33)	(1.2)%
Out-of-park revenues	$71,908	$61,036	$10,872	17.8%
Operating days	1,993	789	1,204	152.6%

For the three months ended June 29, 2025, net revenues increased $358.8 million compared with the three months ended June 30, 2024. The increase in net revenues reflected $388.7 million in net revenues contributed by Former Six Flags operations during the three months ended June 29, 2025 and a $29.9 million decrease in net revenues contributed by Former Cedar Fair operations during the three months ended June 29, 2025 compared to the prior period. The increase in net revenues reflected the impact of a 5.6 million-visit increase in attendance, the impact of a $1.51, or 2.5%, increase in in-park per capita spending and a $10.9 million increase in out-of-park revenues. The 5.6 million-visit increase in attendance was attributable to a 6.3 million-visit increase resulting from attendance at Former Six Flags parks for the three months ended June 29, 2025, partially offset by a 0.7 million-visit decrease in attendance at Former Cedar Fair parks. The attendance at Former Cedar Fair parks was negatively impacted by inclement weather, particularly in the Midwest and which also resulted in fewer season pass sales, and fewer operating days primarily due to the planned removal of lower-volume operating days from the 2025 operating calendar. The $1.51 increase in in-park per capita spending was primarily due to higher admissions per capita spending at the Former Cedar Fair parks driven by pricing, and to a lesser extent, higher per capita spending on in-park products at the Former Cedar Fair parks. The inclusion of the Former Six Flags parks resulted in a $0.48 decrease in in-park per capita spending during the three months ended June 29, 2025. The $10.9 million increase in out-of-park revenues was due to $14.8 million contributed by Former

Six Flags operations during the three months ended June 29, 2025, partially offset by lower out-of-park revenues at the Former Cedar Fair parks driven by decreased revenues from Cedar Point resorts, which were impacted by inclement weather. The increase in net revenues was partially offset by a $0.2 million unfavorable impact of foreign currency exchange rates.

Operating costs and expenses for the three months ended June 29, 2025 increased $323.5 million compared with the three months ended June 30, 2024. The increase in operating costs and expenses was the result of a $232.7 million increase in operating expenses, a $63.2 million increase in SG&A expenses and a $27.6 million increase in cost of goods sold. The $232.7 million increase in operating expenses included a $238.5 million increase related to Former Six Flags operations during the three months ended June 29, 2025 offset by lower maintenance costs and seasonal labor hours at the Former Cedar Fair parks. Decreases in full-time head count at the Former Cedar Fair parks driven by recent reorganization efforts were more than offset by severance expense in the period. The $63.2 million increase in SG&A expenses included $44.5 million of additional expenses related to Former Six Flags operations during the three months ended June 29, 2025, $10.9 million of higher severance expense driven by recent reorganization efforts, the timing of planned advertising costs, and additional IT costs related to integration efforts somewhat offset by less Merger-related transaction costs. Increases in equity compensation expense at the Former Cedar Fair parks driven by recent reorganization efforts were more than offset by a reduction in equity compensation expense due to changes in expected company performance. Cost of goods sold as a percentage of food, merchandise and games revenue decreased 30 bps. The 30 bps decrease was attributable to the inclusion of the Former Six Flags parks in the current period's results. The increase in operating costs and expenses was partially offset by a $0.2 million favorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the three months ended June 29, 2025 increased $77.6 million compared with the three months ended June 30, 2024, which was due to $93.1 million of depreciation expense attributable to Former Six Flags offset by the impact of a change in interim depreciation method for Former Cedar Fair (see Note 1). The loss on impairment / retirement of fixed assets for both periods was due to retirement of assets in the normal course of business. The loss on retirement of fixed assets in the current period included $7.4 million of losses related to Former Six Flags operations.

After the items above, operating income for the three months ended June 29, 2025 totaled $74.5 million compared with $123.2 million for the three months ended June 30, 2024. The amount for the three months ended June 29, 2025 included a $26.0 million operating loss attributable to the Former Six Flags operations during the three months ended June 29, 2025.

Interest expense, net for the three months ended June 29, 2025 increased $52.6 million as a result of $47.6 million of interest incurred on debt acquired in the Mergers, additional revolver borrowings in 2025, and the impact of refinancing events during 2024, including the full redemption of the 2025 senior notes which were refinanced with a $1.0 billion senior secured term loan facility. The refinancing events also resulted in a loss on early debt extinguishment of $5.9 million during the prior period (see Note 6). Other (income) expense, net primarily represented the remeasurement of U.S. dollar denominated notes to an entity's functional currency.

During the three months ended June 29, 2025, a provision for income taxes of $76.3 million was recorded compared with $20.2 million for the three months ended June 30, 2024. The increase in provision for income taxes was primarily attributable to a change in forecasted pre-tax book income, the effects of the non-controlling interest distribution, accretion on the Six Flags Over Georgia call option liability, and non-deductible executive compensation.

After the items above and income attributable to non-controlling interests (see Note 7), net loss attributable to Six Flags Entertainment Corporation for the three months ended June 29, 2025 totaled $99.6 million, or $0.99 per diluted share of common stock. The net loss included $125.8 million of net loss relating to the Former Six Flags operations during the three months ended June 29, 2025. Net income for the three months ended June 30, 2024 totaled $55.6 million, or $1.08 per diluted limited partner unit.

July Update
The preliminary results for the five week periods ended August 3, 2025 and August 4, 2024 each reflect the financial results for the Combined Company. Based on preliminary operating results, net revenues for the five-week period ended August 3, 2025 are estimated to total between $680 million and $685 million, representing a decrease of approximately 3% from the five-week period ended August 4, 2024. Preliminary attendance for the five-week period ended August 3, 2025 totaled 11 million guests, an increase of 1% compared to the five-week period ended August 4, 2024. Preliminary in-park per capita spending for the five-week period ended August 3, 2025 is estimated to be down approximately 4% compared to the five-week period ended August 4, 2024. For the five-week period ended August 3, 2025, preliminary net revenues included in-park revenues of approximately $650 million, out-of-park revenues of approximately $50 million and concessionaire remittance of approximately $20 million. Both out-of-park revenues and concessionaire remittance for the five-week period ended August 3, 2025 were flat to the five-week period ended August 4, 2024.

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

The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net income (loss) for the three and six-month periods ended June 29, 2025 and June 30, 2024. The results for the three and six months ended June 29, 2025 include the results of Former Six Flags operations (see Note 2).

	Three months ended		Six months ended
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net income (loss)	$(74,832)	$55,553	$(294,550)	$(77,914)
Interest expense, net	92,409	39,825	179,444	74,161
Provision (benefit) for taxes	76,283	20,210	(110,477)	(12,206)
Depreciation and amortization	134,628	57,015	236,958	67,327
EBITDA	228,488	172,603	11,375	51,368
Loss on early debt extinguishment	—	5,911	—	5,911
Non-cash foreign currency (gain) loss	(19,986)	1,763	(22,200)	7,002
Non-cash equity compensation expense	8,935	9,135	26,011	14,419
Loss on retirement of fixed assets, net	10,518	4,121	18,616	6,735
Loss on other assets	—	—	791	—
Costs related to the Mergers (1)	11,030	11,128	26,670	21,275
Severance (2)	23,823	461	27,200	550
Other (3)	4,626	342	8,181	1,024
Modified EBITDA	267,434	205,464	96,644	108,284
Net income attributable to non-controlling interests	24,816	—	24,816	—
Adjusted EBITDA	$242,618	$205,464	$71,828	$108,284
(1)    Consists of integration costs related to the Mergers for the three and six months ended June 29, 2025, including third-party consulting costs related to the Mergers, retention bonuses, integration team salaries and benefits, costs to integrate information technology systems, maintenance costs to update Former Six Flags parks to Cedar Fair standards and certain legal costs. Consists of third-party legal and consulting transaction costs and integration consulting costs for the three and six months ended June 30, 2024. See Note 2 for additional information related to the Mergers. These costs are added back to net income (loss) to calculate Modified EBITDA and Adjusted EBITDA as defined in the Combined Company's credit agreement.
(2)    Consists of severance and related employer taxes and benefits. During the three and six months ended June 29, 2025, certain employees, including certain executive level employees, were terminated as part of recent reorganization efforts.
(3)    Consists of certain costs as defined in the Combined Company's credit agreement. These costs are added back to net income (loss) to calculate Modified EBITDA and Adjusted EBITDA and include certain legal and consulting expenses unrelated to the Mergers, cost of goods sold recorded to align inventory standards following the Mergers, Mexican VAT taxes on intercompany activity, gains/losses related to the Partnership Parks and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

For the six months ended June 29, 2025, Adjusted EBITDA decreased $36.5 million compared with the six months ended June 30, 2024. The decrease in Adjusted EBITDA was attributable to a $36.6 million decrease in Adjusted EBITDA from Former Cedar Fair operations. The $36.6 million decrease in Adjusted EBITDA from Former Cedar Fair operations was entirely due to lower revenues driven by lower attendance, which was impacted by inclement weather and fewer planned operating days in the current period.

For the three months ended June 29, 2025, Adjusted EBITDA increased $37.2 million compared with the three months ended June 30, 2024. The increase in Adjusted EBITDA included $61.8 million of Adjusted EBITDA contributed by Former Six Flags operations during the three months ended June 29, 2025 offset by a $24.6 million decrease from Former Cedar Fair operations. The $24.6 million decrease in Adjusted EBITDA from Former Cedar Fair operations was entirely due to lower revenues driven by lower attendance, which was impacted by inclement weather and fewer planned operating days in the current period.

Liquidity and Capital Resources:
The Combined Company's principal sources of liquidity include cash from operating activities, funding from long-term debt obligations and existing cash on hand. Due to the seasonality of the business, pre-opening operations are funded with revolving credit borrowings, which are reduced with positive cash flow during the seasonal operating period. Primary uses of liquidity include operating expenses, capital expenditures, interest payments, and income tax obligations. With the Combined Company's revolving credit facility and cash on hand, the Combined Company has sufficient liquidity to satisfy existing cash obligations at least through the third quarter of 2026. The Combined Company's capital allocation priorities include reducing outstanding debt and reinvesting in the business. As such, the Combined Company has not declared a dividend and has no immediate plans to do so.

Capital expenditures for the Combined Company are expected to total between $475 million and $500 million in 2025. Capital expenditures include new high-thrill roller coasters at Cedar Point, Six Flags Great America, Canada's Wonderland, Six Flags New England, Kings Dominion, Six Flags Great Adventure and Six Flags Over Georgia; two new family-friendly attractions at Carowinds; water park renovations at Kings Island, Hurricane Harbor Los Angeles and Hurricane Harbor Arlington; and upgraded and expanded food and beverage facilities across the park portfolio. Cash interest payments for the Combined Company are expected to range from $315 million to $325 million in 2025. Cash payments for income taxes for the Combined Company are expected to range from $35 million to $45 million in 2025.

As of June 29, 2025, deferred revenue totaled $461.0 million, including non-current deferred revenue. This represented an increase of $172.2 million compared with total deferred revenue as of June 30, 2024, of which $180.6 million of the increase was attributable to Former Six Flags. The decrease in the remaining total deferred revenue was largely attributable to lower 2025 season-long product sales at Former Cedar Fair.

Cash Flows

The following table presents key cash flow information for the six months ended June 29, 2025 and June 30, 2024:

	Six months ended
	June 29, 2025	June 30, 2024
	(Amounts in thousands)
Net cash from operating activities	$8,944	$68,627
Net cash for investing activities	(308,079)	(117,968)
Net cash from financing activities	323,742	37,412
Effect of exchange rate on cash and cash equivalents	(395)	(701)
Net increase (decrease) in cash and cash equivalents	$24,212	$(12,630)

Net cash from operating activities for the first six months of 2025 totaled $8.9 million, a decrease of $59.7 million compared with the same period in the prior year. The decrease was primarily due to lower earnings.

Net cash for investing activities for the first six months of 2025 totaled $308.1 million, an increase of $190.1 million compared with the same period in the prior year. The increase was due to the inclusion of capital expenditures for Former Six Flags parks and the timing of capital expenditures for Former Cedar Fair parks.

Net cash from financing activities for the first six months of 2025 totaled $323.7 million, an increase of $286.3 million compared with the same period in the prior year. The increase was primarily attributable to additional term debt borrowings incurred offset by the redemption of the remaining 2025 Six Notes.

Contractual Obligations
As of June 29, 2025, the Combined Company's primary contractual obligations consisted of outstanding long-term debt agreements and related interest, certain obligations pertaining to the Partnership Parks (see Note 7), and various commitments under lease agreements. The Combined Company has also committed to certain capital expenditures, most of which will be paid within twelve months, and license commitments through 2035. Before reduction for debt issuance costs, original issue discount and acquisition fair value layers, the Combined Company's long-term debt agreements as of June 29, 2025 consisted of the following:

•$1,493 million of senior secured term debt, maturing in May 2031 under the 2024 Credit Agreement, as amended. Amortization payments of $15.0 million per year, paid in equal quarterly installments, are required to be made on the term debt. The term debt bears interest at a rate equal to SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum. There was $15.0 million of current maturities outstanding and payable within the next twelve months as of June 29, 2025 related to the senior secured term debt facility.

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

•$372 million of borrowings under the $850 million senior secured revolving credit facility under the 2024 Credit Agreement, as amended. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on July 1, 2029, following the amendment to the 2024 Credit Agreement and subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $45.0 million as of June 29, 2025, the Combined Company had $432.7 million of availability under the former revolving credit facility. Letters of credit are primarily in place to backstop insurance arrangements.

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

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, even if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total Indebtedness to Consolidated Cash Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Combined Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio was greater than 5.25x as of June 29, 2025.

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

Financial and Non-Financial Disclosure About Issuers and Guarantors of Registered Senior Notes
Three tranches of fixed rate senior notes outstanding as of June 29, 2025 were registered under the Securities Act of 1933: the 2027, 2028 and 2029 senior notes, or the "registered senior notes". The Combined Company, Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the registered senior notes. Substantially concurrently with the closing and in connection with the Mergers, the Combined Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations under the indentures governing the registered senior notes. Pursuant to the supplemental indentures, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement agreed to fully and unconditionally guarantee the registered senior notes. As a result, the registered senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of the Combined Company (other than the co-issuers) that guarantees the credit facilities under the 2024 Credit Agreement, as amended. A full listing of the issuers and guarantors of the registered senior notes can be found within Exhibit 22.

The registered senior notes each rank equally in right of payment with all of each issuer’s existing and future senior unsecured debt. However, the registered senior notes rank effectively junior to any secured debt to the extent of the value of the assets securing such debt, including under the 2024 Credit Agreement and the 2032 Six Notes.

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

The following tables provide summarized financial information for each of the co-issuers and guarantors of the registered senior notes (the "Obligor Group") as of June 29, 2025 and December 31, 2024. Each entity that was a co-issuer of the registered senior notes is presented separately. The subsidiaries that guaranteed the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries were not eliminated. Certain subsidiaries did not guarantee the credit facilities or senior notes (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $138.4 million and $123.6 million as of June 29, 2025 and December 31, 2024, respectively.

Summarized Financial Information (In thousands)	Six Flags Entertainment Corporation	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of June 29, 2025
Current Assets	$929	$74,765	$46,546	$650,181	$1,853,010
Non-Current Assets	1,670,982	2,439,241	721,384	1,455,025	7,269,193
Current Liabilities	195,845	1,997,181	40,170	324,788	495,484
Non-Current Liabilities	366,308	10,857	363,828	2,222,889	3,155,849
Balance as of December 31, 2024
Current Assets	$214	$74,710	$58,221	$147,184	$1,928,466
Non-Current Assets	1,878,531	2,196,232	675,573	2,518,804	6,993,517
Current Liabilities	160,229	1,699,979	20,032	227,100	607,921
Non-Current Liabilities	366,315	10,444	365,239	1,877,375	2,918,671

Six Months Ended June 29, 2025
Net revenues	$—	$119	$41,514	$489,004	$465,330
Operating (loss) income	(8,371)	(321,849)	(3,016)	249,968	(140,208)
Net (loss) income	(253,641)	(54,419)	22,308	129,824	(53,531)
Twelve Months Ended December 31, 2024
Net revenues	$98,489	$489,776	$160,414	$2,007,248	$1,116,695
Operating (loss) income	(8,248)	(159,791)	54,641	126,476	258,298
Net (loss) income	(214,263)	120,777	34,607	—	332,344

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements as to management's expectations, beliefs, goals and strategies regarding the future. Words such as "anticipate," "believe," "create," "expect," "future," "guidance," "intend," "plan," "potential," "seek," "synergies," "target," "objective," "will," "would," similar expressions, and variations or negatives of these words identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond the Combined Company's control and could cause actual results to differ materially from those described in such statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct, or that the Combined Company's growth and operational strategies will achieve the target results. Important risks and uncertainties that may cause such a difference and could adversely affect attendance at the Combined Company's parks, future financial performance, and/or the Combined Company's growth strategies, and could cause actual results to differ materially from expectations or otherwise to fluctuate or decrease, include, but are not limited to: failure to realize the anticipated benefits of the Mergers, including difficulty in integrating the businesses of Former Six Flags and Cedar Fair; failure to realize the expected amount and timing of cost savings and operating synergies related to the mergers; adverse weather conditions; general economic, political and market conditions; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; competition for consumer leisure time and spending or other changes in consumer behavior or sentiment for discretionary spending; unanticipated construction delays or increases in construction or supply costs; changes in capital investment plans and projects; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the Combined Company’s operations; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting the Combined Company; acts of terrorism or outbreak of war, hostilities, civil unrest, and other political or security disturbances; and other risks and uncertainties discussed in the Combined Company's Annual Report on Form 10-K and in the other filings made from time to time with the SEC. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q and are based on information currently and reasonably known to management. The Combined Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this report.

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

As of June 29, 2025, variable rate debt included $1,493 million of senior secured term loan facility borrowings and borrowings under an $850 million revolving credit facility under the 2024 Credit Agreement, as amended. Assuming the outstanding senior secured term loan facility borrowings and the daily average balance over the past twelve months on revolving credit borrowings of approximately $396.3 million, a hypothetical 100 bps increase in 30-day SOFR on the variable-rate debt would lead to an increase of approximately $18.9 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar and Mexican peso would have resulted in a $0.7 million decrease in operating loss contributed to the Combined Company's six month results ended June 29, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
As of June 29, 2025, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 29, 2025.

(b)Changes in Internal Control Over Financial Reporting -
The Mergers resulted in changes to the Combined Company's internal control over financial reporting during July 2024. The Combined Company is currently in the process of integrating, evaluating, and where necessary, implementing changes in controls and procedures as it relates to the Former Six Flags. Except for the impact of the Mergers, there have been no changes to the Combined Company's internal control over financial reporting during the quarter ended June 29, 2025 that materially affected, or are reasonably likely to materially affect, the Combined Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Combined Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the consolidated financial statements with the exception of the lawsuits described herein.

Putative Securities Class Action Lawsuit
In February 2020, two putative securities class action complaints were filed against Former Six Flags and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.), and an amended complaint was filed on March 20, 2020. A consolidated compliant was filed on July 2, 2020. The consolidated complaint alleged, among other things, that the defendants made materially false or misleading statements or omissions regarding Former Six Flags' business, operations and growth prospects, specifically with respect to the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint sought an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Former Six Flags’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. Following the grant of defendants' motion to dismiss, its reversal on appeal to the U.S. Court of Appeals for the Fifth Circuit, the grant by the District Court of defendants' motion for judgment on the pleadings and its reversal by the Fifth Circuit. On September 3, 2024, the parties entered into a settlement agreement, subject to court approval, resolving the claims. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. On January 28, 2025, the District Court entered its order and judgment of final approval of the settlement agreement.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of Combined Company Common Stock during the three months ended June 29, 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 31 - April 30	25,062	$35.40	—	—
May 1 - May 31	3,997	$34.92	—	—
June 1 - June 29	12,479	$31.69	—	—
Total	41,538	$34.24	—	—

(1)All shares purchased were repurchased by the Combined Company in satisfaction of tax obligations related to the vesting of restricted stock which was granted under outstanding omnibus incentive plans.

ITEM 5. OTHER INFORMATION
(a)    Not applicable.

(b)    Not applicable.

(c)    During the three months ended June 29, 2025, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Second Incremental Assumption Agreement, dated as of June 27, 2025, by and among, inter alios, the Company, certain subsidiaries of the Company party thereto as subsidiary guarantors, the lender party thereto and Wells Fargo Bank, National Association, as administrative agent and collateral agent. Incorporated herein by reference to Exhibit 10.1 to the Combined Company's Form 8-K (File No. 001-42157) filed on June 27, 2025.

10.2	Executive Release Agreement, dated June 18, 2025, by and between the Company and Monica Sauls.
10.3	2024 Omnibus Incentive Plan Form of Deferred Restricted Stock Unit Award Agreement for certain awards.
22	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Combined Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2025 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Combined Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2025 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	August 6, 2025	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	August 6, 2025	/s/ Brian C. Witherow
Brian C. Witherow
Chief Financial Officer