Form 10-Q
period 2025-09-28
Six Flags Entertainment Corporation/NEW
filed 2025-11-07
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of October 31, 2025
Common Stock, par value $0.01 per share	101,474,349
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

The Six Flags Merger was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures as of September 28, 2025, December 31, 2024 and September 29, 2024, for the three and nine months ended September 28, 2025, and for the three months ended September 29, 2024 reflect the Combined Company's operations. Financial results and disclosures for the nine months ended September 29, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through September 29, 2024.

For purposes of this Quarterly Report on Form 10-Q, references to the "Combined Company" and the "Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or the "Partnership" are to Cedar Fair prior to the Mergers.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 28, 2025	December 31, 2024	September 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$70,683	$83,174	$89,705
Receivables	280,878	164,861	201,653
Inventories	84,921	71,104	89,842
Other current assets	64,137	80,731	75,761
	500,619	399,870	456,961
Property and equipment, gross	7,318,003	6,916,761	7,526,470
Accumulated depreciation	(2,953,376)	(2,619,806)	(2,547,454)
Property and equipment, net	4,364,627	4,296,955	4,979,016
Goodwill	2,064,541	3,296,523	2,786,109
Other intangibles, net	722,314	897,834	898,662
Right-of-use assets	215,095	227,284	236,286
Other assets	22,290	12,050	12,192
	$7,889,486	$9,130,516	$9,369,226
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$15,038	$210,000	$210,000
Accounts payable	117,552	107,056	120,351
Deferred revenue	333,096	302,326	330,945
Accrued interest	93,805	54,342	95,367
Accrued taxes	44,236	41,021	74,368
Accrued salaries, wages and benefits	47,400	51,030	49,890
Self-insurance reserves	56,908	36,630	124,618
Other accrued liabilities	152,301	124,272	135,072
	860,336	926,677	1,140,611
Deferred tax liabilities	456,507	542,583	476,292
Lease liabilities	214,185	230,443	236,810
NCI call option liability	316,370	290,390	—
Other liabilities	168,544	133,672	53,743
Long-term debt:
Revolving credit loans	97,361	296,953	139,080
Term debt	1,453,308	966,712	976,622
Notes	3,461,264	3,459,407	3,458,805
	5,011,933	4,723,072	4,574,507
Commitments and contingencies (Note 1)
Redeemable non-controlling interests	247,297	241,816	545,685
Equity:
Common stock, 101,259, 100,350 and 100,275 shares outstanding as of September 28, 2025, December 31, 2024 and September 29, 2024, respectively	1,013	1,004	1,003
Additional paid-in-capital	2,226,836	2,207,410	2,215,647
Retained (deficit) earnings	(1,670,985)	(164,271)	110,966
Accumulated other comprehensive income (loss)	57,450	(2,280)	13,962
	614,314	2,041,863	2,341,578
	$7,889,486	$9,130,516	$9,369,226

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net revenues:
Admissions	$664,647	$716,684	$1,256,832	$1,043,375
Food, merchandise and games	443,126	436,781	832,129	685,663
Accommodations, extra-charge products and other	209,980	194,920	361,239	292,578
	1,317,753	1,348,385	2,450,200	2,021,616
Costs and expenses:
Cost of food, merchandise, and games revenues	111,195	109,890	213,618	174,759
Operating expenses	549,340	575,032	1,348,940	999,159
Selling, general and administrative	111,834	209,260	332,441	322,518
Depreciation and amortization	128,053	144,560	365,011	211,887
Loss on retirement of fixed assets, net	2,797	4,671	21,413	11,406
Loss on impairment of goodwill and other intangibles	1,518,099	42,462	1,518,099	42,462
Loss on other assets	—	—	791	—
	2,421,318	1,085,875	3,800,313	1,762,191
Operating (loss) income	(1,103,565)	262,510	(1,350,113)	259,425
Interest expense, net	91,056	81,742	270,500	155,903
Loss on early debt extinguishment	—	2,063	—	7,974
Other expense (income), net	5,954	(101)	(15,011)	6,862
(Loss) income before taxes	(1,200,575)	178,806	(1,605,602)	88,686
(Benefit) provision for taxes	(38,043)	43,341	(148,520)	31,135
Net (loss) income	(1,162,532)	135,465	(1,457,082)	57,551
Net (loss) income attributable to non-controlling interests	24,816	24,499	49,632	24,499
Net (loss) income attributable to Six Flags Entertainment Corporation	$(1,187,348)	$110,966	$(1,506,714)	$33,052

Net (loss) income	$(1,162,532)	$135,465	$(1,457,082)	$57,551
Other comprehensive income (loss), (net of tax):
Foreign currency translation	14,602	(1,060)	59,730	(1,076)
Defined benefit retirement plan	(409)	337	—	337
Other comprehensive income (loss), (net of tax)	14,193	(723)	59,730	(739)
Comprehensive (loss) income	(1,148,339)	134,742	(1,397,352)	56,812
Comprehensive (loss) income attributable to non-controlling interests	24,816	24,499	49,632	24,499
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(1,173,155)	$110,243	$(1,446,984)	$32,313

Weighted average shares of common stock / LP units outstanding (See Note 10)
Basic	100,884	99,741	100,546	67,072
Diluted	100,884	100,988	100,546	67,999

(Loss) income attributable to Six Flags Entertainment Corporation per share of common stock / LP unit outstanding (See Note 10)
Basic	$(11.77)	$1.11	$(14.99)	$0.49
Diluted	$(11.77)	$1.10	$(14.99)	$0.49
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

For the three months ended	Shares of Common Stock Outstanding	Limited Partnership Units Outstanding	Common Stock	Additional Paid-in-Capital	Retained (Deficit) Earnings	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of June 30, 2024	—	51,243	$—	$—	$—	$(702,046)	$(7)	$5,290	$14,685	$(682,078)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	110,966	—	—	—	—	110,966
Equity-based compensation	40	7	—	35,439	—	—	—	—	—	35,439
Foreign currency translation adjustment, net of tax $(143)	—	—	—	—	—	—	—	—	(1,060)	(1,060)
Defined benefit retirement plan, net of tax $(113)	—	—	—	—	—	—	—	—	337	337
Effect of Mergers	48,922	—	489	2,550,736	—	—	—	—	—	2,551,225
LP conversion to corporation	51,313	(51,250)	514	(370,528)	—	702,046	7	(5,290)	—	326,749
Balance as of September 29, 2024	100,275	—	$1,003	$2,215,647	$110,966	$—	$—	$—	$13,962	$2,341,578

Balance as of June 29, 2025	101,254	—	$1,013	$2,214,168	$(483,637)	$—	$—	$—	$43,257	$1,774,801
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	(1,187,348)	—	—	—	—	(1,187,348)
Equity-based compensation	5	—	—	12,668	—	—	—	—	—	12,668
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	14,602	14,602
Defined benefit retirement plan	—	—	—	—	—	—	—	—	(409)	(409)
Balance as of September 28, 2025	101,259	—	$1,013	$2,226,836	$(1,670,985)	$—	$—	$—	$57,450	$614,314

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per unit amounts)

For the nine months ended	Shares of Common Stock Outstanding	Limited Partnership Units Outstanding	Common Stock	Additional Paid-in-Capital	Retained (Deficit) Earnings	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2023	—	51,013	$—	$—	$—	$(602,947)	$(6)	$5,290	$14,701	$(582,962)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	110,966	(77,913)	(1)	—	—	33,052
Partnership distribution declared ($0.600 per unit)	—	—	—	—	—	(30,764)	—	—	—	(30,764)
Equity-based compensation	40	237	—	35,439	—	9,730	—	—	—	45,169
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	(152)	—	—	—	(152)
Foreign currency translation adjustment, net of tax $987	—	—	—	—	—	—	—	—	(1,076)	(1,076)
Defined benefit retirement plan, net of tax $(113)	—	—	—	—	—	—	—	—	337	337
Effect of Mergers	48,922	—	489	2,550,736	—	—	—	—	—	2,551,225
LP conversion to corporation	51,313	(51,250)	514	(370,528)	—	702,046	7	(5,290)	—	326,749
Balance as of September 29, 2024	100,275	—	$1,003	$2,215,647	$110,966	$—	$—	$—	$13,962	$2,341,578

Balance as of December 31, 2024	100,350	—	$1,004	$2,207,410	$(164,271)	$—	$—	$—	$(2,280)	$2,041,863
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	(1,506,714)	—	—	—	—	(1,506,714)
Equity-based compensation	909	—	9	19,426	—	—	—	—	—	19,435
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	59,730	59,730
Balance as of September 28, 2025	101,259	—	$1,013	$2,226,836	$(1,670,985)	$—	$—	$—	$57,450	$614,314
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 28, 2025	September 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,457,082)	$57,551
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	365,011	211,887
Loss on early debt extinguishment	—	7,974
Loss on impairment of goodwill and other intangibles	1,518,099	42,462
Non-cash foreign currency (gain) loss on USD notes	(10,452)	5,821
Non-cash equity based compensation expense	40,962	53,362
Deferred income tax (benefit) expense	(163,683)	(9,201)
Interest accretion on NCI call option liability	27,239	—
Other non-cash expenses	11,009	12,859
Changes in assets and liabilities:
(Increase) decrease in receivables	(115,356)	(38,124)
(Increase) decrease in inventories	(12,760)	(8,557)
(Increase) decrease in other assets	(5,907)	8,522
Increase (decrease) in accounts payable	24,227	4,918
Increase (decrease) in deferred revenue	54,716	(37,251)
Increase (decrease) in accrued interest	39,434	39,353
Increase (decrease) in accrued taxes	11,607	13,988
Increase (decrease) in accrued salaries, wages and benefits	(4,238)	(6,381)
Increase (decrease) in self-insurance reserves	26,763	18,207
Increase (decrease) in other liabilities	15,551	28,593
Net cash from operating activities	365,140	405,983
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(408,075)	(227,620)
Acquisitions, net of cash acquired	—	(151,085)
Net cash for investing activities	(408,075)	(378,705)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(203,000)	156,000
Term debt borrowings	500,000	1,000,000
Term debt payments	(6,259)	—
Note payments	(200,000)	(1,056,867)
Distributions paid to partners	—	(30,764)
Payment of debt issuance costs	(3,986)	(34,679)
Payments related to tax withholding for equity compensation	(21,596)	(4,689)
Purchase of redeemable non-controlling interests	(7,794)	—
Distributions to non-controlling interests	(24,816)	(24,499)
Other	82	(5,668)
Net cash from (for) financing activities	32,631	(1,166)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,187)	(1,895)
CASH AND CASH EQUIVALENTS
Net (decrease) increase for the period	(12,491)	24,217
Balance, beginning of period	83,174	65,488
Balance, end of period	$70,683	$89,705
SUPPLEMENTAL INFORMATION
Cash payments for interest	$206,628	$155,294
Interest capitalized	7,976	3,399
Net cash payments for income taxes	35,650	30,672
Capital expenditures in accounts payable	19,883	17,809
The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
INDEX FOR NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared from the financial records of the Combined Company. The Six Flags Merger was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures as of September 28, 2025, December 31, 2024 and September 29, 2024, for the three and nine months ended September 28, 2025, and for the three months ended September 29, 2024 reflect the Combined Company's operations. Financial results and disclosures for the nine months ended September 29, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through September 29, 2024. References to the "Combined Company" and the "Company" are to Former Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or the "Partnership" are to Cedar Fair prior to the Mergers. The Mergers are described in more detail in Note 2. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. Due to the seasonal nature of the amusement and water park operations, the results for any interim period may not be indicative of the results expected for the full fiscal year.

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

Putative Securities Class Action Lawsuit
During the third quarter of 2024, the Combined Company entered into a settlement agreement, subject to court approval, resolving the lawsuit described below. The Combined Company will pay $40.0 million to settle the claims, an amount that will be fully funded by the Combined Company’s insurance carriers. Therefore, the Combined Company's unaudited condensed consolidated balance sheet as of September 28, 2025 included a $40.0 million receivable and a corresponding $40.0 million liability recorded within "Other accrued liabilities". The court approved the settlement agreement in January 2025.

In February 2020, two putative securities class action complaints were filed against Former Six Flags and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.), and an amended complaint was filed on March 20, 2020. A consolidated complaint was filed on July 2, 2020. The consolidated complaint alleged, among other things, that the defendants made materially false or misleading statements or omissions regarding Former Six Flags' business, operations and growth prospects, specifically with respect to the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint sought an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Former Six Flags’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. Following the grant of defendants' motion to dismiss, its reversal on appeal to the U.S. Court of Appeals for the Fifth Circuit, the grant by the District Court of defendants' motion for judgment on the pleadings and its reversal by the Fifth Circuit. On September 3, 2024, the parties entered into a settlement agreement, subject to court approval, resolving the claims. On January 28, 2025, the District Court entered its order and judgment of final approval of the settlement agreement.

Self-Insurance Reserves
As disclosed in the Form 10-K filed by the Combined Company on March 3, 2025, the Combined Company records self-insurance reserves for the estimated amount of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. During the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self-insurance reserves resulted in a change in estimate that increased IBNR reserves by $14.9 million, which was recorded within "Operating expenses" in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. The increase was driven by an observed pattern of increasing litigation and settlement costs.

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software ("ASU 2025-06"). ASU 2025-06 amends the threshold entities apply to begin capitalizing internal-use software costs, clarifies disclosure requirements related to internal-use software costs and supersedes existing website development costs guidance. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied using a prospective, retrospective or modified transition approach. Management is in the process of evaluating the effect this standard will have on the consolidated financial statements, but management expects the impact of the amendments to be immaterial.

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
(1)    Reflects Former Six Flags Common Stock outstanding as of July 1, 2024 converted into Combined Company Common Stock based upon the Six Flags Exchange Ratio.
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

Merger Consideration was allocated to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values. The following table summarizes the final purchase price allocation of the assets acquired and liabilities assumed in the Mergers:

(In thousands)	Preliminary Allocation	Measurement Period Adjustments	Adjusted Allocation
Receivables	$84,853	$5,939	$90,792
Inventories	40,580	(443)	40,137
Other current assets	53,000	(8,111)	44,889
Property and equipment, net	3,356,409	(646,356)	2,710,053
Other intangibles, net	850,000	—	850,000
Right-of-use assets	167,074	2,828	169,902
Other assets	14,688	—	14,688
Total assets acquired	4,566,604	(646,143)	3,920,461
Current maturities of long-term debt	56,867	(284)	56,583
Accounts payable	73,445	353	73,798
Deferred revenue	206,398	2,545	208,943
Accrued interest	23,448	—	23,448
Accrued taxes	15,465	(5,752)	9,713
Accrued salaries, wages and benefits	19,216	466	19,682
Self-insurance reserves	75,670	8,064	83,734
Other accrued liabilities	63,487	(2,203)	61,284
Deferred tax liabilities	756,211	(63,638)	692,573
Lease liabilities	184,343	5,096	189,439
Other liabilities	24,497	—	24,497
Long-term debt	2,373,322	—	2,373,322
Total liabilities assumed	3,872,369	(55,353)	3,817,016
Total net assets acquired	694,235	(590,790)	103,445
Goodwill	2,553,091	590,790	3,143,881
Fair Value of Net Assets Acquired	$3,247,326	$—	$3,247,326

As of June 29, 2025, or through the end of the measurement period, the Combined Company recorded a cumulative net measurement period adjustment that increased goodwill by $590.8 million. The measurement period adjustments were recorded to better reflect facts and circumstances that existed as of the Closing Date of the Mergers. The property and equipment adjustment, along with the related adjustment to deferred tax liabilities, was primarily due to subsequent valuation adjustments.

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

Former Six Flags contributed net revenues of $525.5 million, $1.03 billion and $558.0 million, and net loss of $1.26 billion, net loss of $1.49 billion and net income of $27.5 million to the Combined Company for the three and nine months ended September 28, 2025 and three months ended September 29, 2024, respectively.

The following unaudited pro forma financial information presents combined results of operations for the nine months ended September 29, 2024, as if the Mergers had occurred as of January 1, 2023, prepared in accordance with ASC 805. The information below reflects pro forma adjustments based on available information and certain assumptions that management believes are factual and supportable. The unaudited pro forma information includes adjustments primarily related to stock-based compensation expense, interest expense for transaction financing, amortization of deferred assets and liabilities, and depreciation of property, plant and equipment acquired, along with the consequential tax effects, and accounting policy alignments. The unaudited pro forma information is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the Mergers actually occurred as of January 1, 2023, or of the results of future operations of the combined business. On an unaudited pro forma basis, combined net revenues totaled $2.59 billion for the nine months ended September 29, 2024 and combined net loss totaled $23.6 million for the nine months ended September 29, 2024.

During the three and nine months ended September 29, 2024, $55.5 million and $70.4 million of merger transaction related costs were incurred, respectively. These amounts primarily included third-party legal and consulting costs related to the transaction and were recorded within "Selling, general and administrative" in the unaudited condensed consolidated statement of operations and comprehensive (loss) income.

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

Of the $302.3 million of current deferred revenue recorded as of January 1, 2025, 90% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales, prepaid games cards and gift cards, sponsorships, advanced resort reservations and other deferred revenue. Approximately $236 million of the current deferred revenue balance as of January 1, 2025 was recognized during the nine months ended September 28, 2025.

As of September 28, 2025 and September 29, 2024, $32.3 million and $28.3 million of non-current deferred revenue was recorded, respectively. A portion of deferred revenue is typically classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are typically sold beginning in July or August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 17 months after purchase depending on the date of sale. The number of uses expected outside of the next 12 months for each type of product is estimated, and the related deferred revenue is classified as non-current within "Other Liabilities" in the unaudited condensed consolidated balance sheets. As of September 28, 2025 and September 29, 2024, $25.1 million and $21.9 million was recorded, respectively, related to the non-current portion of season-long products purchased for the subsequent operating season. The remaining non-current deferred revenue balances as of the dates presented primarily represented prepaid lease payments for a portion of the California's Great America parking lot and sponsorship deferred revenue. The prepaid lease payments are being recognized through 2027, or through the sale-leaseback period for the land under California's Great America. The sponsorship deferred revenue is being recognized through 2029.

Payment is due immediately on the transaction date for most products. The receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, including memberships, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. The Combined Company is not exposed to a significant concentration of customer credit risk. As of September 28, 2025, December 31, 2024 and September 29, 2024, a $33.7 million, $9.3 million and $25.3 million allowance for doubtful accounts was recorded, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
As of September 28, 2025, December 31, 2024, and September 29, 2024, property and equipment was classified as following:

(In thousands)	September 28, 2025	December 31, 2024	September 29, 2024

Land	$804,830	$802,984	$811,590
Land improvements	883,734	845,950	1,053,899
Buildings	1,545,616	1,477,595	1,623,556
Rides and equipment	3,939,158	3,574,808	3,838,722
Construction in progress	144,665	215,424	198,703
Property and equipment, gross	7,318,003	6,916,761	7,526,470
Accumulated depreciation	(2,953,376)	(2,619,806)	(2,547,454)
Property and equipment, net	$4,364,627	$4,296,955	$4,979,016

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

On May 1, 2025, the Combined Company announced that it would close Six Flags America and Hurricane Harbor (collectively "Six Flags America") located in Bowie, Maryland following the end of the 2025 operating season. The property on which Six Flags America is located, which is approximately 500 acres, is being marketed for redevelopment as part of the Combined Company's ongoing portfolio optimization efforts. As a result, the estimated useful lives of the remaining property and equipment at Six Flags America were updated to depreciate through October 2025, or the end of Six Flags America's 2025 operating season. This is expected to result in an approximate $19 million increase in depreciation expense in 2025. As the property and equipment will be disposed significantly before the end of their previously estimated useful lives, the long-lived assets at Six Flags America were tested for impairment during the second quarter of 2025, which resulted in no impairment.

(5) Goodwill and Other Intangible Assets:
The goodwill acquired in the Mergers has been allocated to the following reporting units: Six Flags Fiesta Texas, Six Flags Great Adventure (including Six Flags Hurricane Harbor New Jersey and Wild Safari Adventure), Six Flags Great America (including Six Flags Hurricane Harbor Chicago), Six Flags Magic Mountain (including Six Flags Hurricane Harbor Los Angeles), Six Flags Mexico (including Six Flags Hurricane Harbor Oaxtepec), Six Flags New England, Six Flags Over Georgia (including Six Flags White Water), and Six Flags Over Texas (including Six Flags Hurricane Harbor Arlington). These reporting units' fair value exceeded their carrying values by less than 10% upon allocation. The Six Flags trade name was also acquired in the Mergers and was valued at $850.0 million upon acquisition. The Six Flags trade name is an indefinite-lived intangible asset.

Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. In connection with the preparation of the financial statements for the third quarter of 2025, management tested the Former Six Flags reporting units, including Six Flags Fiesta Texas, Six Flags Great Adventure, Six Flags Great America, Six Flags Magic Mountain, Six Flags Mexico, Six Flags New England, Six Flags Over Georgia and Six Flags Over Texas, and the Schlitterbahn reporting unit, as well as the Six Flags trade name and Schlitterbahn trade name for impairment. These reporting units and trade names were tested for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, as well as due to a more significant, sustained decline in the Combined Company's share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. Management concluded the estimated fair value of the Six Flags Fiesta Texas, Six Flags Great Adventure, Six Flags Great America, Six Flags Magic Mountain, Six Flags Mexico, Six Flags Over Georgia, Six Flags Over Texas, and the Schlitterbahn reporting units no longer exceeded their carrying values resulting in impairment charges recorded during the third quarter of 2025 of $103.8 million, $97.4 million, $192.8 million, $533.7 million, $89.3 million, $187.9 million, $86.8 million and $50.7 million, respectively. Management also concluded the estimated fair value of the Six Flags trade name and Schlitterbahn trade names no longer exceeded their carrying values resulting in impairment charges recorded during the third quarter of 2025 of $169.3 million and $6.4 million, respectively. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The Schlitterbahn trade name and Schlitterbahn reporting unit were also tested for impairment during the third quarter of 2024 due to a decline in estimated future cash flows as a result of changes in planned capital allocations across the Combined Company portfolio following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value resulting in a $42.5 million impairment recorded during the third quarter of 2024. The impairment charge was equal to the amount by which the carrying amount exceeded fair value and was recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

Management concluded no other triggering events with respect to goodwill and other indefinite-lived intangible assets occurred during the first nine months of 2025 or during the first nine months of 2024.

The fair value of reporting units in 2025 was established using an income (discounted cash flow) approach. The income approach uses each reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results were established using best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions included terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Any impairment charges recognized were for the amount by which the reporting unit's carrying amount exceeded its fair value. The fair value of trade names was calculated using a relief-from-royalty method. Any impairment charges recognized were for the amount by which the trade name's carrying amount exceeded its fair value. Management makes significant estimates calculating the fair value of reporting units and trade names. Valuation assumptions about future performance could adversely change and result in further goodwill and/or trade name impairment that would have a material effect on the Combined Company's financial position and results of operations in future periods. Future valuation assumptions are dependent on numerous factors, including the Combined Company's operating plans for fiscal year 2026 and future years, changes to the Combined Company's long-term strategy and other market conditions.

Changes in the carrying value of goodwill for the nine months ended September 28, 2025 and September 29, 2024 were:

(In thousands)	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2024	$3,512,782	$(216,259)	$3,296,523
Mergers	64,711	—	64,711
Impairment	—	(1,343,013)	(1,343,013)
Foreign currency translation	46,320	—	46,320
Balance as of September 28, 2025	$3,623,813	$(1,559,272)	$2,064,541

Balance as of December 31, 2023	$438,422	$(173,797)	$264,625
Mergers	2,553,091	—	2,553,091
Impairment	—	(42,462)	(42,462)
Foreign currency translation	10,855	—	10,855
Balance as of September 29, 2024	$3,002,368	$(216,259)	$2,786,109

As of September 28, 2025, December 31, 2024, and September 29, 2024, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 28, 2025
Other intangible assets:
Trade names (1)	$722,484	$(434)	$722,050
License / franchise agreements	1,149	(885)	264
Total other intangible assets	$723,633	$(1,319)	$722,314

December 31, 2024
Other intangible assets:
Trade names (1)	$897,864	$(317)	$897,547
License / franchise agreements	1,147	(860)	287
Total other intangible assets	$899,011	$(1,177)	$897,834

September 29, 2024
Other intangible assets:
Trade names (1)	$898,647	$(291)	$898,356
License / franchise agreements	1,320	(1,014)	306
Total other intangible assets	$899,967	$(1,305)	$898,662
(1)    Trade name amortization represents amortization of the California's Great America trade name. The gross carrying amount of the California's Great America trade name totals $0.7 million. Other trade names are indefinite-lived.

(6) Long-Term Debt:
Long-term debt as of September 28, 2025, December 31, 2024, and September 29, 2024 consisted of the following:

(In thousands)	September 28, 2025	December 31, 2024	September 29, 2024

Revolving credit facility averaging 6.4% YTD 2025, 7.4% in 2024 and 7.8% YTD 2024	$112,000	$315,000	$156,000
Term loan averaging 6.3% YTD 2025, 7.1% in 2024 and 7.3% YTD 2024	1,488,740	995,000	1,000,000
Former Cedar Fair notes
2027 senior unsecured notes at 5.375%	500,000	500,000	500,000
2028 senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 senior unsecured notes at 5.250%	500,000	500,000	500,000
Former Six Flags notes
2025 senior secured notes at 7.000%	—	200,000	200,000
2027 senior unsecured notes at 5.500%	500,000	500,000	500,000
2031 senior unsecured notes at 7.250%	800,000	800,000	800,000
2032 senior secured notes at 6.625%	850,000	850,000	850,000
	5,050,740	4,960,000	4,806,000
Less current portion	(15,038)	(210,000)	(210,000)
	5,035,702	4,750,000	4,596,000
Less debt issuance costs and original issue discount	(45,351)	(49,562)	(44,494)
Plus acquisition fair value layers	21,582	22,634	23,001
Long-term debt	$5,011,933	$4,723,072	$4,574,507

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

There was $112.0 million of outstanding gross borrowings under the revolving credit facility as of September 28, 2025. The 2024 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit totaling $45.8 million, the Combined Company had $692.2 million of availability under its revolving credit facility as of September 28, 2025.

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

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, even if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total Indebtedness to Consolidated Cash Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Combined Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio was greater than 5.25x as of September 28, 2025.

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

(7) Non-Controlling Interests
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed certain obligations regarding Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG"), and Six Flags Over Texas ("SFOT", and together with SFOG, the "Partnership Parks"). The Partnership Parks are not wholly owned, but the Partnership Parks are consolidated as subsidiaries in the consolidated financial statements as it has been determined that the Combined Company has the power to direct the activities of those entities that most significantly impact the entities' economic performance, and the Combined Company has the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in SFOT are recorded as "Redeemable non-controlling interests" within the unaudited condensed consolidated balance sheet. Following the notification of the Combined Company's intent to exercise the End-of-Term Option related to SFOG as further described below, the redeemable non-controlling interests related to SFOG are recorded as a non-current liability, specifically "NCI call option liability", within the unaudited condensed consolidated balance sheet. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is recorded as "Net (loss) income attributable to non-controlling interests" within the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Obligations related to the Partnership Parks continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include:

(i) Minimum annual distributions of approximately $91.1 million in 2025 (subject to cost of living adjustments) to the limited partners of the partnership entities (the "Georgia Partnership" with respect to SFOG and the "Texas Partnership" with respect to SFOT) that own the Partnership Parks. Based on the Combined Company's ownership of units as of September 28, 2025, the Combined Company's share of the distribution will be approximately $41.4 million.

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

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the specified price of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, Former Six Flags adjusted the annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the minimum price floor, the implied valuation of the Partnership Parks using the Specified Price, if determined as of September 28, 2025, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of September 28, 2025, the Combined Company owned approximately 32.1% and 55.4% of the Georgia limited partner interests and Texas limited partner interests, respectively.

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

The agreements for the Georgia Partnership and Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships when the agreements were executed was $250.0 million and $374.8 million for SFOG and SFOT, respectively. As of September 28, 2025, the agreed-upon value, as adjusted for CPI, would be $517.8 million and $762.3 million for SFOG and SFOT, respectively. The agreed-upon values, if determined as of September 28, 2025, multiplied by the 68.5% and 45.9% of units held by the limited partner for SFOG and SFOT, respectively, represent $355.1 million and $344.2 million that would be required to be paid to the limited partner of SFOG and SFOT, respectively, at the End-of-Term Option. The actual agreed upon value of the End-of-Term Option will be further adjusted by CPI until the end of each respective agreement.

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

As described above and following the notification of the Combined Company's intent to exercise the End-of-Term Option of the Georgia Partnership, the redeemable non-controlling interests related to the Georgia Partnership are classified as a non-current liability, specifically "NCI call option liability", within the unaudited condensed consolidated balance sheets. The liability was recorded at the net present value of the call option price as of December 31, 2024. The difference between the net present value of the call option price and the redemption value was recorded as a deemed dividend to retained earnings within the consolidated statements of equity for the year ended December 31, 2024. The liability will be accreted to the final purchase price over the remaining Georgia Partnership term. For the nine months ended September 28, 2025, $27.2 million of accretion was recorded as interest expense within the unaudited condensed consolidated statement of operations and comprehensive (loss) income.

The Combined Company will continue to have the obligation to purchase, at the Specified Price, any units of SFOG that unitholders elect to put as part of the annual offering during the 2026 offering window. If all put options of the Georgia Partnership were exercised, the redemption value would be $290.9 million as of September 28, 2025, which includes an accrued minimum distribution payment due to the Georgia Partnership unitholders of $12.6 million that was recorded within "Other accrued liabilities" on the unaudited condensed consolidated balance sheet as of September 28, 2025. Changes in the total put value of the Georgia Partnership for the nine months ended September 28, 2025 were:

(In thousands)	SFOG

Put option redemption value as of December 31, 2024	$279,371
Purchase of redeemable units	(1,024)
Distributions earned by non-controlling interests	25,132
Distributions paid to non-controlling interests	(12,566)
Put option redemption value as of September 28, 2025	$290,913

Changes in the carrying value of the Georgia Partnership for the nine months ended September 28, 2025 were:

(In thousands)	SFOG

Call option liability as of December 31, 2024	$290,390
Purchase of redeemable units	(1,024)
Gain on purchase of units at put option price	(235)
Interest accretion	27,239
Call option liability as of September 28, 2025	$316,370

Changes in the carrying value of the Texas Partnership for the nine months ended September 28, 2025 were:

(In thousands)	SFOT

Put option redemption value as of December 31, 2024	$241,816
Purchase of redeemable units	(6,769)
Distributions earned by non-controlling interests	24,500
Distributions paid to non-controlling interests	(12,250)
Put option redemption value as of September 28, 2025	$247,297

(8) Income and Partnership Taxes:
The Combined Company's income tax benefit was $148.5 million for the nine months ended September 28, 2025 compared with an income tax provision of $31.1 million for the nine months ended September 29, 2024. The effective tax rate for the nine months ended September 28, 2025 was 9.3% and 35.1% for the nine months ended September 29, 2024.

The Combined Company's income tax benefit was $38.0 million for the three months ended September 28, 2025 compared with an income tax provision of $43.3 million for the three months ended September 29, 2024. The effective tax rate for the three months ended September 28, 2025 was 3.2% and for the three months ended September 29, 2024 was 24.2%.

The effective tax rate for the nine months ended September 28, 2025 differed from the United States Federal statutory rate of 21% due to discrete non-cash provision to return adjustments related to the Merger-related windup of the Former Cedar Fair partnership, the impact of impairment charges, effects of non-controlling interest distributions, accretion on the Six Flags Over Georgia call option liability, non-deductible executive compensation, state and local income taxes and tax rate differences in foreign jurisdictions.

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

The Combined Company evaluates its tax positions using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. As of September 28, 2025, the Combined Company recorded unrecognized tax benefits of $25.6 million, all of which would impact the effective tax rate if recognized and were included within "Other liabilities" in the unaudited condensed consolidated balance sheet. Due to uncertainties regarding the timing of examination and the amount of any settlements, the Combined Company does not anticipate a reduction in the unrecognized tax benefits within the next twelve months.

The Combined Company classifies interest and penalties attributable to income taxes as part of income tax expense. During the nine months ended September 28, 2025 and September 29, 2024, the expense recognized for interest and penalties was not material.

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

(9) Pension Benefits:
Substantially concurrently with the closing and in connection with the Mergers, the Combined Company assumed the obligations of the Former Six Flags pension plan. Former Six Flags froze its pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes pension costs and the weighted-average assumptions used to determine net cost for the three and nine months ended September 28, 2025 and September 29, 2024. The components of net periodic (benefit) expense were included in "Other expense (income), net" in the unaudited condensed consolidated statements of operations and comprehensive (loss) income. Neither Former Six Flags nor the Combined Company made any pension contributions during the nine month periods ended September 28, 2025 and September 29, 2024.

	Three months ended		Nine months ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Interest cost	$1,955	$1,959	$5,894	$1,959
Expected return on plan assets	(1,940)	(2,280)	(6,411)	(2,280)
Amortization of net actuarial loss	—	—	—	—
Administrative fees	(212)	225	213	225
Total net periodic (benefit) expense	$(197)	$(96)	$(304)	$(96)

Discount rate	5.40%	5.25%	5.40%	5.25%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	5.35%	5.75%	5.35%	5.75%

(10) Earnings per Share:
For purposes of calculating the basic and diluted earnings per share of common stock and per limited partner unit, as applicable, net (loss) income attributable to Six Flags Entertainment Corporation for the three and nine months ended September 28, 2025 and September 29, 2024 have not been adjusted from the reported amounts. The share amounts used in calculating the basic and diluted earnings per share of common stock and per limited partner unit, as applicable, for the three and nine months ended September 28, 2025 and September 29, 2024 are as follows:

(In thousands, except per share amounts)	Three months ended		Nine months ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net (loss) income attributable to Six Flags Entertainment Corporation	$(1,187,348)	$110,966	$(1,506,714)	$33,052

Basic weighted average shares of common stock / LP units outstanding	100,884	99,741	100,546	67,072
Effect of dilutive stock / units:
Deferred stock / units	—	—	—	41
Performance stock units / units	—	—	—	96
Restricted stock / units	—	1,247	—	790
Diluted weighted average shares of common stock / LP units outstanding	100,884	100,988	100,546	67,999
Basic	$(11.77)	$1.11	$(14.99)	$0.49
Diluted	$(11.77)	$1.10	$(14.99)	$0.49

There were approximately 2.2 million antidilutive shares excluded from the computation of diluted loss per share of common stock for the three and nine months ended September 28, 2025. The antidilutive shares included 1.0 million of outstanding performance stock units, 0.8 million of outstanding restricted stock and restricted stock units and 0.4 million of outstanding stock options. The outstanding performance stock units included all performance stock units outstanding as of September 28, 2025 at target, or 100%. The maximum payout for the outstanding performance stock units is 200%.

There were approximately 0.8 million potentially dilutive shares excluded from the computation of diluted income per share of common stock and per limited partner unit, as applicable, for the three and nine months ended September 29, 2024 as their effect would have been anti-dilutive.

(11) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of September 28, 2025, December 31, 2024, and September 29, 2024 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited condensed consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	September 28, 2025		December 31, 2024		September 29, 2024
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$249	$249	$290	$290	$304	$304
Other financial assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(1,488,740)	$(1,480,373)	$(995,000)	$(999,353)	$(1,000,000)	$(999,750)
2027 notes at 5.375%	Long-Term Debt (1)	Level 1	$(500,000)	$(499,590)	$(500,000)	$(493,700)	$(500,000)	$(498,610)
2028 notes at 6.500%	Long-Term Debt (1)	Level 1	$(300,000)	$(300,750)	$(300,000)	$(301,161)	$(300,000)	$(304,383)
2029 notes at 5.250%	Long-Term Debt (1)	Level 1	$(500,000)	$(484,375)	$(500,000)	$(480,755)	$(500,000)	$(491,750)
2025 notes at 7.000%	Long-Term Debt (1)	Level 2	—	—	$(200,000)	$(199,624)	$(200,000)	$(206,624)
2027 notes at 5.500%	Long-Term Debt (1)	Level 2	$(500,000)	$(499,900)	$(500,000)	$(496,845)	$(500,000)	$(497,225)
2031 notes at 7.250%	Long-Term Debt (1)	Level 2	$(800,000)	$(800,000)	$(800,000)	$(817,288)	$(800,000)	$(830,504)
2032 notes at 6.625%	Long-Term Debt (1)	Level 2	$(850,000)	$(865,938)	$(850,000)	$(861,433)	$(850,000)	$(879,750)
(1)Carrying values of long-term debt balances are before reductions for (1) current maturities of long-term debt of $15.0 million, $210.0 million and $210.0 million as of September 28, 2025, December 31, 2024 and September 29, 2024, respectively; (2) debt issuance costs and original issue discount of $45.4 million, $49.6 million and $44.5 million as of September 28, 2025, December 31, 2024 and September 29, 2024, respectively; and (3) acquisition fair value layers of $21.6 million, $22.6 million and $23.0 million as of September 28, 2025, December 31, 2024 and September 29, 2024, respectively.

In connection with the preparation of the financial statements for the third quarter of 2025, management tested the Former Six Flags and Schlitterbahn reporting units, as well as the Six Flags trade name and Schlitterbahn trade name, for impairment. These reporting units and trade names were tested for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, as well as due to a more significant, sustained decline in the Combined Company's share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter of 2025, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. Management concluded the estimated fair value of these reporting units and trade names, with the exception of Six Flags New England, no longer exceeded their carrying values resulting in a cumulative $1.52 billion impairment recorded during the third quarter of 2025. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

During the third quarter of 2024, management tested the Schlitterbahn reporting unit for impairment due to a decline in estimated future cash flows as a result of changes in planned capital allocations across the Combined Company portfolio following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value resulting in a $42.5 million impairment recorded during the third quarter of 2024. The impairment charge was equal to the amount by which the carrying amount exceeded fair value and was recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited condensed consolidated statements of operations and comprehensive (loss) income.

The fair value determination for the reporting units and indefinite-lived intangible assets included numerous assumptions based on Level 3 inputs. The fair value of the reporting units in 2025 was established using an income (discounted cash flow) approach of which the primary assumptions included growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, terminal value growth rates, future estimates of capital expenditures, changes in future working capital requirements, and a discount rate based on a weighted-average cost of capital that reflected current market conditions. The fair value of the indefinite-lived intangible assets was determined using a relief-from-royalty method of which the principal assumptions included royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, and a discount rate based on a weighted-average cost of capital that reflected current market conditions.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no other assets measured at fair value on a non-recurring basis as of September 28, 2025, December 31, 2024 or September 29, 2024. The net plan asset for the Former Six Flags pension plan is measured at fair value annually.

(12) Segments:
The Combined Company generates revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Combined Company's principal costs and expenses, which include salaries and wages, operating and maintenance supplies, insurance, advertising and lease payments, are relatively fixed for a typical operating season and do not vary significantly with attendance.

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

Adjusted EBITDA is the measure of segment profit or loss used by the CODM to assess park-level operating profitability and to determine resource allocation, including the allocation of capital expenditures. The CODM's analysis includes comparisons to prior period results and budgeted and forecasted results. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Combined Company's 2024 Credit Agreement, as amended, less net income attributable to non-controlling interests. The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to (loss) income before taxes, for the periods presented. The CODM does not review segment assets at a different asset level or category than those disclosed within the unaudited condensed consolidated balance sheets.

	Three months ended		Nine months ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net revenues	$1,317,753	$1,348,385	$2,450,200	$2,021,616
Significant expense categories
Cost of food, merchandise and games revenues	111,195	109,891	212,515	174,759
Other revenue driven costs (1)	36,846	35,249	75,422	56,780
Labor (2)	344,466	371,114	817,310	648,129
Other segment expenses (3)	270,558	274,098	718,437	475,631
Adjusted EBITDA	554,688	558,033	626,516	666,317
Add: Net income attributable to non-controlling interests	24,816	24,499	49,632	24,499
Subtract:
Depreciation and amortization	128,053	144,560	365,011	211,887
Loss on retirement of fixed assets, net	2,797	4,671	21,413	11,406
Loss on impairment of goodwill and other intangibles	1,518,099	42,462	1,518,099	42,462
Loss on other assets	—	—	791	—
Interest expense, net	91,056	81,742	270,500	155,903
Loss on early debt extinguishment	—	2,063	—	7,974
Non-cash foreign currency loss (gain)	6,625	(1,122)	(15,575)	5,880
Non-cash equity compensation expense	14,948	39,131	40,959	53,550
Costs related to the Mergers (4)	10,486	73,335	37,156	94,610
Severance (5)	8,592	126	35,792	676
Self-insurance adjustment (6)	—	14,865	—	14,865
Other (7)	(577)	1,893	7,604	2,917
(Loss) income before taxes	$(1,200,575)	$178,806	$(1,605,602)	$88,686
(1)Consists of credit card fees, royalties and other revenue processing costs driven by sales volume.
(2)Consists of wages, benefits and employer taxes on an Adjusted EBITDA basis.
(3)Consists of all other expenses on an Adjusted EBITDA basis, including the cost of operating and maintenance supplies, insurance, advertising and lease payments, as well as net income attributable to non-controlling interests.
(4)Consists of integration costs related to the Mergers, including third-party consulting costs, retention bonuses, integration team salaries and benefits, costs to integrate information technology systems, maintenance costs to update Former Six Flags parks to Cedar Fair standards and certain legal costs. Amounts in 2024 also include third-party legal and consulting transaction costs. These costs are added back to net (loss) income to calculate Modified EBITDA and Adjusted EBITDA as defined in the Combined Company's credit agreement.
(5)Consists of severance and related employer taxes and benefits. During 2025, certain employees, including certain executive level employees, were terminated as part of recent reorganization efforts.
(6)During the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self-insurance reserves resulted in a change in estimate that increased IBNR reserves by $14.9 million. The increase was driven by an observed pattern of increasing litigation and settlement costs.
(7)Consists of certain costs as defined in the Combined Company's credit agreement. These costs are added back to net (loss) income to calculate Modified EBITDA and Adjusted EBITDA and include certain legal and consulting expenses unrelated to the Mergers, cost of goods sold recorded to align inventory standards following the Mergers, Mexican VAT taxes on intercompany activity, gains/losses related to the Partnership Parks and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

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

As of September 28, 2025, December 31, 2024 and September 29, 2024, long-lived assets (which consists of property and equipment, goodwill, intangible assets and right-of-use assets) by domestic and foreign properties was as follows:

(In thousands)	September 28, 2025	December 31, 2024	September 29, 2024
Domestic	$6,471,105	$7,827,604	$8,509,518
Foreign	895,472	890,992	390,555
Total	$7,366,577	$8,718,596	$8,900,073

For the three and nine months ended September 28, 2025 and the three months ended September 29, 2024, net revenues and (loss) income before taxes by domestic and foreign properties were as follows:

	Three months ended		Nine months ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025
Net revenues
Domestic	$1,170,804	$1,210,449	$2,209,499
Foreign	146,949	137,936	240,701
Total	$1,317,753	$1,348,385	$2,450,200

(Loss) income before taxes
Domestic	$(1,158,911)	$128,734	$(1,565,055)
Foreign	(41,664)	50,072	(40,547)
Total	$(1,200,575)	$178,806	$(1,605,602)

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

The Six Flags Merger was accounted for as a business combination using the acquisition method of accounting. Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, unless indicated otherwise, financial results and disclosures within this Management's Discussion and Analysis as of September 28, 2025, December 31, 2024 and September 29, 2024, for the three and nine months ended September 28, 2025, and for the three months ended September 29, 2024 reflect the Combined Company's operations. Financial results and disclosures for the nine months ended September 29, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through September 29, 2024.

Business Overview:
The Combined Company is North America's largest regional amusement park operator with 26 amusement parks, 15 separately gated water parks and nine resorts. See Note 4 for additional information regarding the closure of Six Flags America. Of the 41 amusement and water parks, 37 are located in the United States, two are located in Mexico and two are located in Canada. The parks generate revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Combined Company's principal costs and expenses, which include salaries and wages, operating and maintenance supplies, insurance, advertising and lease payments, are relatively fixed for a typical operating season and do not vary significantly with attendance. The Combined Company's principal costs and expenses have recently been impacted by increased wage rates, driven both by market rates and statutory rates, higher insurance costs, and general inflation affecting the costs of inventory, services and supplies. The Combined Company acquires rides, attractions, inventory, and supplies from foreign countries, of which many rides and attractions require specialized manufacturing. Changes in import tariffs and trade policies have resulted and may continue to result in increased costs. Potential market disruptions could result in the inability to acquire certain goods timely or at all.

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

The following operational measures are key performance metrics in the Combined Company's managerial and operational reporting. They are used as major factors in significant operational decisions as they are the primary drivers of financial and operational performance, measuring demand, pricing and consumer behavior. In-park revenues, in-park per capita spending, in-park admissions revenues, admissions per capita spending, in-park product revenues, per capita spending on in-park products, and out-of-park revenues are non-GAAP measures.

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

The following table presents net revenues disaggregated by in-park revenues, including in-park admissions revenues and in-park product revenues, and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (concessionaire remittance) for the periods presented. The results for the nine months ended September 29, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through September 29, 2024.

	Three months ended		Nine months ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
In-park admissions revenues	$664,480	$716,483	$1,255,968	$1,043,172
In-park product revenues	582,626	568,392	1,061,873	851,594
In-park revenues	1,247,106	1,284,875	2,317,841	1,894,766
Out-of-park revenues	108,135	102,265	203,959	184,623
Concessionaire remittance	(37,488)	(38,755)	(71,600)	(57,773)
Net revenues	$1,317,753	$1,348,385	$2,450,200	$2,021,616

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

The Combined Company plans to meet these objectives by driving revenue growth through higher levels of attendance, in-park per capita spending and out-of-park revenues, investing in capital expenditures, and continuing to achieve cost synergies in 2025 and 2026 that began in 2024. Management plans to increase attendance by providing an improved guest experience, new marketable rides and attractions, modifying operating calendars, improving its marketing strategy and focusing on increasing season pass visits through average visits per season pass and renewal rates. Management plans to increase in-park per capita spending by expanding the use of revenue management tools to drive dynamic pricing, refreshing food and beverage facilities to improve efficiency and quality of offerings, improving seasonal staffing to increase guest satisfaction and spending, and increasing attendance levels which leads to higher demand for premium products and a longer length of stay. Management plans to increase out-of-park revenues by upgrading and expanding resort offerings, improving revenue management capabilities to drive dynamic pricing and increased occupancy, and leveraging the Six Flags brand to increase sponsorship opportunities. Management plans to achieve cost synergies through operating cost reductions, organizational restructurings and elimination of duplicative overhead costs, including redundant processes and technologies.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the unaudited condensed consolidated financial statements:
•Business Combinations
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes

During the third quarter of 2025, there were no changes to the above critical accounting policies from those previously disclosed in the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2024. As discussed in Note 5, the Former Six Flags and Schlitterbahn reporting units experienced a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, and the Combined Company experienced a more significant, sustained decline in its share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. As a result, a triggering event occurred and impairment charges were recognized for these reporting units and related trade names, with the exception of Six Flags New England, during the three months ended September 28, 2025. Valuation assumptions about future performance could adversely change and result in further goodwill and/or trade name impairment that would have a material effect on the Combined Company's financial position and results of operations in future periods. Future valuation assumptions are dependent on numerous factors, including the Combined Company's operating plans for fiscal year 2026 and future years, changes to the Combined Company's long-term strategy and other market conditions.

Results of Operations:

Nine months ended September 28, 2025 vs. Nine months ended September 29, 2024
The results for the nine-month period ended September 28, 2025 are not directly comparable with the results for the nine-month period ended September 29, 2024 because the nine-month period ended September 29, 2024 only includes the results of Former Six Flags operations from July 1, 2024 through September 29, 2024. The current nine-month period included 4,959 operating days compared with 3,491 operating days for the nine-month period ended September 29, 2024, an increase of 1,468 operating days. There were 1,513 operating days for the six-month period ended June 29, 2025 at Former Six Flags parks. The remaining 45 operating day decrease was primarily driven by the planned removal of lower-volume operating days from the 2025 operating calendar.

The following table presents key financial information for the Combined Company for the nine months ended September 28, 2025 and September 29, 2024:

	Nine months ended		Increase (Decrease)
	September 28, 2025	September 29, 2024	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$2,450,200	$2,021,616	$428,584	21.2%
Operating costs and expenses	1,894,999	1,496,436	398,563	26.6%
Depreciation and amortization	365,011	211,887	153,124	72.3%
Loss on retirement of fixed assets, net	21,413	11,406	10,007	87.7%
Loss on impairment of goodwill and other intangibles	1,518,099	42,462	1,475,637	N/M
Loss on other assets	791	—	791	100.0%
Operating (loss) income	$(1,350,113)	$259,425	$(1,609,538)	(620.4)%

Other Data:
Attendance	38,118	30,955	7,163	23.1%
In-park per capita spending	$60.81	$61.21	$(0.40)	(0.7)%
Admissions per capita spending	$32.95	$33.70	$(0.75)	(2.2)%
Per capita spending on in-park products	$27.86	$27.51	$0.35	1.3%
Out-of-park revenues	$203,959	$184,623	$19,336	10.5%
Operating days	4,959	3,491	1,468	42.1%
Net income margin (1)	(59.5)%	2.8%		(62.3)%
N/M Not meaningful
(1)    Net income margin is calculated as net (loss) income divided by net revenues.

For the nine months ended September 28, 2025, net revenues increased $428.6 million compared with the nine months ended September 29, 2024. Of the increase in net revenues, $499.7 million in net revenues were contributed by Former Six Flags operations during the six months ended June 29, 2025. The increase in net revenues reflected the impact of a 7.2 million-visit increase in attendance and a $19.3 million increase in out-of-park revenues slightly offset by the impact of a $0.40, or 0.7%, decrease in in-park per capita spending. The 7.2 million-visit increase in attendance included 7.8 million-visits at Former Six Flags parks during the six months ended June 29, 2025. The offsetting 0.6 million-visit decline in attendance was largely driven by a decline in attendance during the second quarter which was impacted by inclement weather at Former Cedar Fair parks, particularly in the Midwest and which also resulted in fewer season pass sales, and fewer operating days primarily due to the planned removal of lower-volume operating days from the 2025 operating calendar. The $19.3 million increase in out-of-park revenues was primarily due to $19.6 million contributed by Former Six Flags operations during the six months ended June 29, 2025. The $0.40 decrease in in-park per capita spending was primarily due to lower admissions per capita spending driven by higher visitation per season pass holder and a higher mix of season pass visitation as a percentage of total visitation somewhat offset by higher per capita spending on in-park products driven by increased extra-charge and food and beverage spending. The $0.40 decrease in in-park per capita spending was net of a $0.68 increase in in-park per capita spending due to the inclusion of the Former Six Flags parks during the six months ended June 29, 2025. The increase in net revenues was partially offset by a $0.6 million unfavorable impact of foreign currency exchange rates.

Operating costs and expenses for the nine months ended September 28, 2025 increased $398.6 million compared with the nine months ended September 29, 2024. The increase in operating costs and expenses was the result of a $349.8 million increase in operating expenses, a $38.9 million increase in cost of goods sold and a $9.9 million increase in selling, general and administrative ("SG&A") expenses. The $349.8 million increase in operating expenses was due to a $384.6 million increase related to Former Six Flags operations during the six months ended June 29, 2025 and increased utility costs of $5.0 million offset by $15.9 million in lower full-time wages, the impact of a $14.9 million increase to Former Cedar Fair's self-insurance reserves in the prior year (see Note 1), and $10.5 million of planned fewer seasonal labor hours. The decrease in full-time wages was driven by a decrease in full-time head count related to recent reorganization efforts and a reduction in expected bonus payments due to changes in expected Combined Company performance partially offset by severance expense in the period. Cost of goods sold as a percentage of food, merchandise and games revenue increased 20 bps. The 20 bps increase was attributable to a non-recurring charge to cost of goods sold recorded to align inventory standards following the Mergers. The $9.9 million increase in SG&A expenses included $68.0 million of additional expenses related to Former Six Flags operations during the six months ended June 29, 2025 offset by a $68.7 million decrease in costs related to the Mergers. Excluding these factors, SG&A expense increased as a result of $19.5 million of higher IT costs, including integration related costs, and $4.1 million of higher employee benefits offset by a $15.5 million planned decrease in advertising costs. The increase in operating costs and expenses was partially offset by a $0.9 million favorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the nine months ended September 28, 2025 increased $153.1 million compared with the nine months ended September 29, 2024, which was due to $155.5 million of depreciation expense attributable to Former Six Flags during the six months ended June 29, 2025, the impact of a higher fair value for Former Six Flags property and equipment during the third quarter of 2024, and the impact of a change in interim depreciation method for Former Cedar Fair (see Note 1). The loss on retirement of fixed assets for both periods and the loss on other assets in the current period were due to retirement of assets in the normal course of business. The loss on retirement of fixed assets in the current period included $12.3 million of losses related to Former Six Flags operations during the six months ended June 29, 2025.

In connection with the preparation of the financial statements for the third quarter of 2025, management tested the Former Six Flags and Schlitterbahn reporting units, as well as the Six Flags trade name and Schlitterbahn trade name, for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter and due to a more significant, sustained decline in the Combined Company's share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. Management concluded the estimated fair value of these reporting units and trade names, with the exception of Six Flags New England, no longer exceeded their carrying values resulting in a cumulative $1.52 billion impairment recorded during the third quarter of 2025 (see Note 5).

During the third quarter of 2024, management tested the Schlitterbahn reporting unit for impairment due to a decline in estimated future cash flows as a result of changes in planned capital allocations across the Combined Company portfolio following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value resulting in a $42.5 million impairment recorded during the third quarter of 2024.

After the items above, operating loss for the nine months ended September 28, 2025 totaled $1.35 billion compared with operating income of $259.4 million for the nine months ended September 29, 2024. The amount for the nine months ended September 28, 2025 included $162.9 million of operating loss attributable to the Former Six Flags operations during the six months ended June 29, 2025.

Net interest expense for the nine months ended September 28, 2025 increased $114.6 million as a result of $93.9 million of interest incurred during the six months ended June 29, 2025 on debt acquired in the Mergers, additional revolver borrowings in 2025, and interest accretion related to the Six Flags Over Georgia call option liability (see Note 7). The loss on early debt extinguishment of $8.0 million in the prior period was attributable to the full redemption of the 2025 senior notes (see Note 6). Other expense (income), net primarily represented the remeasurement of U.S. dollar denominated notes to an entity's functional currency.

During the nine months ended September 28, 2025, a benefit for income taxes of $148.5 million was recorded compared with a provision for income taxes of $31.1 million for the nine months ended September 29, 2024. The decrease in provision for income taxes was primarily attributable to discrete non-cash provision to return adjustments related to the Merger-related windup of the Former Cedar Fair partnership, and the impact of impairment charges, the effects of non-controlling interest distributions, accretion on the Six Flags Over Georgia call option liability, and non-deductible executive compensation which was partially offset by lower pre-tax book income relative to the comparable period.

After the items above and income attributable to non-controlling interests (see Note 7), net loss attributable to Six Flags Entertainment Corporation for the nine months ended September 28, 2025 totaled $1.51 billion, or $14.99 per diluted share of common stock. The net loss included $259.4 million of net loss related to the Former Six Flags operations during the six months ended June 29, 2025. Net income attributable to Six Flags Entertainment Corporation for the nine months ended September 29, 2024 totaled $33.1 million, or $0.49 per diluted share of common stock and limited partner unit. Net income margin decreased 62.3%.

Three months ended September 28, 2025 vs. Three months ended September 29, 2024
The results for the three-month period ended September 28, 2025 included 2,573 operating days compared with 2,585 operating days for the three-month period ended September 29, 2024, a decrease of 12 operating days. The operating day decrease primarily impacted small parks.

The following table presents key financial information for the Combined Company for the three months ended September 28, 2025 and September 29, 2024:

	Three months ended		Increase (Decrease)
	September 28, 2025	September 29, 2024	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$1,317,753	$1,348,385	$(30,632)	(2.3)%
Operating costs and expenses	772,369	894,182	(121,813)	(13.6)%
Depreciation and amortization	128,053	144,560	(16,507)	(11.4)%
Loss on retirement of fixed assets, net	2,797	4,671	(1,874)	(40.1)%
Loss on impairment of goodwill and other intangibles	1,518,099	42,462	1,475,637	N/M
Operating (loss) income	$(1,103,565)	$262,510	$(1,366,075)	(520.4)%

Other Data:
Attendance	21,109	20,971	138	0.7%
In-park per capita spending	$59.08	$61.27	$(2.19)	(3.6)%
Admissions per capita spending	$31.48	$34.16	$(2.68)	(7.8)%
Per capita spending on in-park products	$27.60	$27.10	$0.50	1.8%
Out-of-park revenues	$108,135	$102,265	$5,870	5.7%
Operating days	2,573	2,585	(12)	(0.5)%
Net income margin (1)	(88.2)%	10.0%		(98.2)%
N/M    Not meaningful
(1)    Net income margin is calculated as net (loss) income divided by net revenues.

For the three months ended September 28, 2025, net revenues decreased $30.6 million compared with the three months ended September 29, 2024. The decrease in net revenues reflected the impact of a $2.19, or 3.6%, decrease in in-park per capita spending offset by a 0.1 million-visit increase in attendance and a $5.9 million increase in out-of-park revenues. The $2.19 decrease in in-park per capita spending was due to lower admissions per capita spending driven by higher visitation per season pass holder, a higher mix of season pass visitation as a percentage of total visitation and lower single day pricing driven by promotional offers. The decrease in admissions per capita spending was somewhat offset by higher per capita spending on in-park products driven by increased extra-charge and food and beverage spending. The 0.1 million-visit increase in attendance was driven by parks with significant capital projects during the year, particularly Canada's Wonderland, Kings Island and Cedar Point. The $5.9 million increase in out-of-park revenues was due to higher revenues from sponsorships and international agreements. The increase in net revenues was partially offset by a $0.3 million unfavorable impact of foreign currency exchange rates.

Operating costs and expenses for the three months ended September 28, 2025 decreased $121.8 million compared with the three months ended September 29, 2024. The decrease in operating costs and expenses was the result of a $97.4 million decrease in SG&A expenses and a $25.7 million decrease in operating expenses offset by a $1.3 million increase in cost of goods sold. The $97.4 million decrease in SG&A expenses included a $56.3 million decrease in costs related to the Mergers and a $20.4 million decrease in equity compensation expense primarily due to prior period accelerated expense as a result of the Mergers. Excluding these factors, SG&A expense decreased as a result of a $26.2 million planned decrease in advertising costs and a $6.3 million reduction in expected bonus payments due to changes in expected Combined Company performance offset by $7.8 million of higher IT costs, including integration related costs. The $25.7 million decrease in operating expenses was driven by the impact of the $14.9 million increase to Former Cedar Fair's self-insurance reserves in the prior year (see Note 1), a $13.0 million reduction in expected bonus payments due to changes in expected Combined Company performance, and $5.8 million in planned fewer seasonal labor hours offset by higher utility and maintenance costs. Cost of goods sold as a percentage of food, merchandise and games revenue decreased 10 bps due to menu mix and vendor sourcing efficiencies. The decrease in operating costs and expenses was not materially impacted by foreign currency exchange rates.

Depreciation and amortization expense for the three months ended September 28, 2025 decreased $16.5 million compared with the three months ended September 29, 2024, which was due to the impact of a higher fair value for Former Six Flags property and equipment during the third quarter of 2024 and the impact of a change in interim depreciation method for Former Cedar Fair

(see Note 1). The loss on retirement of fixed assets for both periods was due to retirement of assets in the normal course of business.

In connection with the preparation of the financial statements for the third quarter of 2025, management tested the Former Six Flags and Schlitterbahn reporting units, as well as the Six Flags trade name and Schlitterbahn trade name, for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter and due to a more significant, sustained decline in the Combined Company's share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. Management concluded the estimated fair value of these reporting units and trade names, with the exception of Six Flags New England, no longer exceeded their carrying values resulting in a cumulative $1.52 billion impairment recorded during the third quarter of 2025 (see Note 5).

During the third quarter of 2024, management tested the Schlitterbahn reporting unit for impairment due to a decline in estimated future cash flows as a result of changes in planned capital allocations across the Combined Company portfolio following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value resulting in a $42.5 million impairment recorded during the third quarter of 2024.

After the items above, operating loss for the three months ended September 28, 2025 totaled $1.10 billion compared with operating income of $262.5 million for the three months ended September 29, 2024.

Interest expense, net for the three months ended September 28, 2025 increased $9.3 million primarily as a result of interest accretion related to the Six Flags Over Georgia call option liability (see Note 7). The loss on early debt extinguishment of $2.1 million in the prior period was attributable to the full redemption of the 2025 senior notes, specifically representing consent payments on the 2025 senior notes (see Note 6). Other expense (income), net primarily represented the remeasurement of U.S. dollar denominated notes to an entity's functional currency.

During the three months ended September 28, 2025, a benefit for income taxes of $38.0 million was recorded compared with a provision for taxes of $43.3 million for the three months ended September 29, 2024. The decrease in provision for income taxes was primarily attributable to a change in forecasted pre-tax book income. The effective tax rate differed from the federal statutory rate due primarily to the impact of impairment charges, the effects of non-controlling interest distributions, accretion on the Six Flags Over Georgia call option liability, and non-deductible executive compensation.

After the items above and income attributable to non-controlling interests (see Note 7), net loss attributable to Six Flags Entertainment Corporation for the three months ended September 28, 2025 totaled $1.19 billion, or $11.77 per diluted share of common stock, compared with net income attributable to Six Flags Entertainment Corporation $111.0 million, or $1.10 per diluted share of common stock, for the three months ended September 29, 2024. Net income margin decreased 98.2%.

October Update
Preliminary attendance for the five-week period ended November 2, 2025 totaled 5.8 million guests, a decrease of 11% compared to the five-week period ended November 3, 2024 and an increase of 7% compared to the five-week period ended November 5, 2023.

Modified EBITDA and Adjusted EBITDA
Modified EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Combined Company's credit agreement. Adjusted EBITDA represents Modified EBITDA less net (loss) income attributable to non-controlling interests. Both measures have been included to disclose the effect of non-controlling interests. Prior to the Mergers, Former Cedar Fair did not have net income attributable to non-controlling interests. Modified EBITDA and Adjusted EBITDA are not measurements of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. Management believes Modified EBITDA and Adjusted EBITDA are meaningful measures of park-level operating profitability, and uses them for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is widely used by analysts, investors and comparable companies in the industry to evaluate operating performance on a consistent basis, as well as more easily compare results with those of other companies in the industry. These measures are provided as supplemental measures of the Combined Company's operating results and may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net (loss) income for the three and nine-month periods ended September 28, 2025 and September 29, 2024. The results for the nine months ended September 29, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through September 29, 2024.

	Three months ended		Nine months ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net (loss) income	$(1,162,532)	$135,465	$(1,457,082)	$57,551
Interest expense, net	91,056	81,742	270,500	155,903
(Benefit) provision for taxes	(38,043)	43,341	(148,520)	31,135
Depreciation and amortization	128,053	144,560	365,011	211,887
EBITDA	(981,466)	405,108	(970,091)	456,476
Loss on early debt extinguishment	—	2,063	—	7,974
Non-cash foreign currency loss (gain)	6,625	(1,122)	(15,575)	5,880
Non-cash equity compensation expense	14,948	39,131	40,959	53,550
Loss on retirement of fixed assets, net	2,797	4,671	21,413	11,406
Loss on impairment of goodwill and other intangibles	1,518,099	42,462	1,518,099	42,462
Loss on other assets	—	—	791	—
Costs related to the Mergers (1)	10,486	73,335	37,156	94,610
Severance (2)	8,592	126	35,792	676
Self-insurance adjustment (3)	—	14,865	—	14,865
Other (4)	(577)	1,893	7,604	2,917
Modified EBITDA	579,504	582,532	676,148	690,816
Net income attributable to non-controlling interests	24,816	24,499	49,632	24,499
Adjusted EBITDA	$554,688	$558,033	$626,516	$666,317

Modified EBITDA margin (5)	44.0%	43.2%	27.6%	34.2%
(1)    Consists of integration costs related to the Mergers, including third-party consulting costs, retention bonuses, integration team salaries and benefits, costs to integrate information technology systems, maintenance costs to update Former Six Flags parks to Cedar Fair standards and certain legal costs. Amounts in 2024 also include third-party legal and consulting transaction costs. These costs are added back to net (loss) income to calculate Modified EBITDA and Adjusted EBITDA as defined in the Combined Company's credit agreement.
(2)    Consists of severance and related employer taxes and benefits. During 2025, certain employees, including certain executive level employees, were terminated as part of recent reorganization efforts.
(3)    During the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self-insurance reserves resulted in a change in estimate that increased IBNR reserves by $14.9 million. The increase was driven by an observed pattern of increasing litigation and settlement costs.
(4)    Consists of certain costs as defined in the Combined Company's credit agreement. These costs are added back to net (loss) income to calculate Modified EBITDA and Adjusted EBITDA and include certain legal and consulting expenses unrelated to the Mergers, cost of goods sold recorded to align inventory standards following the Mergers, Mexican VAT taxes on intercompany activity, gains/losses related to the Partnership Parks and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.
(5)    Modified EBITDA margin (Modified EBITDA divided by net revenues) is not a measurement computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. Modified EBITDA margin is provided because management believes the measure provides a meaningful metric of operating profitability. Modified EBITDA margin has been disclosed as opposed to Adjusted EBITDA margin because management believes Modified EBITDA margin more accurately reflects the park-level operations of the Combined Company as it does not give effect to distributions to non-controlling interests.

For the nine months ended September 28, 2025, Adjusted EBITDA decreased $39.8 million and Modified EBITDA margin decreased 6.6% compared with the nine months ended September 29, 2024. For the three months ended September 28, 2025, Adjusted EBITDA decreased $3.3 million and Modified EBITDA margin increased 0.8% compared with the three months ended September 29, 2024. The variances in Adjusted EBITDA and Modified EBITDA margin were entirely due to lower revenues driven by lower attendance and in-park per capita spending, which were somewhat offset by a reduction in expense, particularly lower labor and advertising costs.

Liquidity and Capital Resources:
The Combined Company's principal sources of liquidity include cash from operating activities, funding from long-term debt obligations and existing cash on hand. Due to the seasonality of the business, pre-opening operations are funded with revolving credit borrowings, which are reduced with positive cash flow during the seasonal operating period. Primary uses of liquidity include operating expenses, capital expenditures, interest payments, and income tax obligations. With the Combined Company's revolving credit facility and cash on hand, the Combined Company has sufficient liquidity to satisfy existing cash obligations at least through the fourth quarter of 2026. The Combined Company's capital allocation priorities include reducing outstanding debt and reinvesting in the business. As such, the Combined Company has not declared a dividend and has no immediate plans to do so.

Capital expenditures for the Combined Company are expected to total between $510 million and $520 million in 2025. Capital expenditures include new high-thrill roller coasters at Cedar Point, Six Flags Great America, Canada's Wonderland, Six Flags New England, Kings Dominion, Six Flags Great Adventure and Six Flags Over Georgia; two new family-friendly attractions at Carowinds; water park renovations at Kings Island, Hurricane Harbor Los Angeles and Hurricane Harbor Arlington; and upgraded and expanded food and beverage facilities across the park portfolio. Cash interest payments for the Combined Company are expected to range from $325 million to $330 million in 2025. Cash payments for income taxes for the Combined Company are expected to range from $35 million to $40 million in 2025.

As of September 28, 2025, deferred revenue totaled $365.4 million, including non-current deferred revenue. This represented an increase of $6.2 million compared with total deferred revenue as of September 29, 2024. The increase in total deferred revenue was largely attributable to higher 2026 season-long product sales offset by the timing of sponsorship billing.

Cash Flows

The following table presents key cash flow information for the nine months ended September 28, 2025 and September 29, 2024:

	Nine months ended
	September 28, 2025	September 29, 2024
	(Amounts in thousands)
Net cash from operating activities	$365,140	$405,983
Net cash for investing activities	(408,075)	(378,705)
Net cash from (for) financing activities	32,631	(1,166)
Effect of exchange rate on cash and cash equivalents	(2,187)	(1,895)
Net (decrease) increase in cash and cash equivalents	$(12,491)	$24,217

Net cash from operating activities for the first nine months of 2025 totaled $365.1 million, a decrease of $40.8 million compared with the same period in the prior year. The decrease was primarily due to lower earnings.

Net cash for investing activities for the first nine months of 2025 totaled $408.1 million, an increase of $29.4 million compared with the same period in the prior year. The increase was due to the inclusion of capital expenditures for Former Six Flags parks during the first six months of 2025 and incremental capital expenditures in the current period offset by net cash consideration paid for the Mergers in the prior period.

Net cash from financing activities for the first nine months of 2025 totaled $32.6 million, an increase of $33.8 million compared with the same period in the prior year. The increase was primarily attributable to additional term debt borrowings incurred offset by the redemption of the remaining 2025 Six Notes and higher payments on outstanding revolver credit facility borrowings.

Contractual Obligations
As of September 28, 2025, the Combined Company's primary contractual obligations consisted of outstanding long-term debt agreements and related interest, certain obligations pertaining to the Partnership Parks (see Note 7), and various commitments under lease agreements. The Combined Company has also committed to certain capital expenditures, most of which will be paid within twelve months, and license commitments through 2035. Before reduction for debt issuance costs, original issue discount and acquisition fair value layers, the Combined Company's long-term debt agreements as of September 28, 2025 consisted of the following:

•$1,489 million of senior secured term debt, maturing in May 2031 under the 2024 Credit Agreement, as amended. Amortization payments of $15.0 million per year, paid in equal quarterly installments, are required to be made on the term debt. The term debt bears interest at a rate equal to SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum. There was $15.0 million of current maturities outstanding and payable within the next twelve months as of September 28, 2025 related to the senior secured term debt facility.

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

•$112 million of borrowings under the $850 million senior secured revolving credit facility under the 2024 Credit Agreement, as amended. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on July 1, 2029, following the amendment to the 2024 Credit Agreement and subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $45.8 million as of September 28, 2025, the Combined Company had $692.2 million of availability under the former revolving credit facility. Letters of credit are primarily in place to backstop insurance arrangements.

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

Pursuant to the terms of the indenture governing the 2027 senior notes, which includes the most restrictive of the restricted payments provisions under the terms of the Combined Company's outstanding notes, even if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indenture governing the 2027 senior notes) is greater than 5.25x, the Combined Company can still make restricted payments of $100 million annually so long as no default or event of default has occurred and is continuing. If the pro forma Total Indebtedness to Consolidated Cash Flow Ratio is less than or equal to 5.25x, the Combined Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Combined Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio was greater than 5.25x as of September 28, 2025.

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

Financial and Non-Financial Disclosure About Issuers and Guarantors of Registered Senior Notes
Three tranches of fixed rate senior notes outstanding as of September 28, 2025 were registered under the Securities Act of 1933: the 2027, 2028 and 2029 senior notes, or the "registered senior notes". The Combined Company, Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the registered senior notes. Substantially concurrently with the closing and in connection with the Mergers, the Combined Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations under the indentures governing the registered senior notes. Pursuant to the supplemental indentures, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement agreed to fully and unconditionally guarantee the registered senior notes. As a result, the registered senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of the Combined Company (other than the co-issuers) that guarantees the credit facilities under the 2024 Credit Agreement, as amended. A full listing of the issuers and guarantors of the registered senior notes can be found within Exhibit 22.

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

The following tables provide summarized financial information for each of the co-issuers and guarantors of the registered senior notes (the "Obligor Group") as of September 28, 2025 and December 31, 2024. Each entity that was a co-issuer of the registered senior notes is presented separately. The subsidiaries that guaranteed the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries were not eliminated. Certain subsidiaries did not guarantee the credit facilities or senior notes (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $133.3 million and $123.6 million as of September 28, 2025 and December 31, 2024, respectively.

Summarized Financial Information (In thousands)	Six Flags Entertainment Corporation	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of September 28, 2025
Current Assets	$656	$74,319	$70,829	$686,563	$2,026,965
Non-Current Assets	851,451	2,764,368	763,375	1,407,464	6,507,246
Current Liabilities	232,409	2,185,064	32,026	267,859	463,639
Non-Current Liabilities	365,621	11,402	366,572	1,985,207	3,130,815
Balance as of December 31, 2024
Current Assets	$214	$74,710	$58,221	$147,184	$1,928,466
Non-Current Assets	1,878,531	2,196,232	675,573	2,518,804	6,993,517
Current Liabilities	160,229	1,699,979	20,032	227,100	607,921
Non-Current Liabilities	366,315	10,444	365,239	1,877,375	2,918,671

Nine Months Ended September 28, 2025
Net revenues	$—	$355	$135,205	$1,060,574	$1,002,211
Operating (loss) income	(10,299)	(538,200)	50,986	602,541	(1,091,111)
Net (loss) income	(1,064,018)	67,284	92,101	413,191	(561,486)
Twelve Months Ended December 31, 2024
Net revenues	$98,489	$489,776	$160,414	$2,007,248	$1,116,695
Operating (loss) income	(8,248)	(159,791)	54,641	126,476	258,298
Net (loss) income	(214,263)	120,777	34,607	—	332,344

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

Interest rate risk is typically managed using a combination of fixed-rate and variable-rate long-term debt. Translation exposures with regard to Canadian and Mexican operations are not hedged.

As of September 28, 2025, variable rate debt included $1,489 million of senior secured term loan facility borrowings and borrowings under an $850 million revolving credit facility under the 2024 Credit Agreement, as amended. Assuming the outstanding senior secured term loan facility borrowings and the daily average balance over the past twelve months on revolving credit borrowings of approximately $396.3 million, a hypothetical 100 bps increase in 30-day SOFR on the variable-rate debt would lead to an increase of approximately $18.9 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar and Mexican peso would have resulted in a $2.8 million decrease in operating loss contributed to the Combined Company's nine month results ended September 28, 2025.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
As of September 28, 2025, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 28, 2025.

(b)Changes in Internal Control Over Financial Reporting -
The Mergers resulted in changes to the Combined Company's internal control over financial reporting beginning in July 2024. The Combined Company is currently in the process of integrating, evaluating, and where necessary, implementing changes in controls and procedures as it relates to the Former Six Flags. Except for the impact of the Mergers, there have been no changes to the Combined Company's internal control over financial reporting during the quarter ended September 28, 2025 that materially affected, or are reasonably likely to materially affect, the Combined Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Combined Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the consolidated financial statements with the exception of the lawsuits described herein.

Commissioner of Competition v. Canada's Wonderland Company
Canada's Wonderland Company (“Canada’s Wonderland”) is respondent to an application filed by the Commissioner of Competition (the “Commissioner”) on May 5, 2025 with the Competition Tribunal of Canada. In the application, the Commissioner alleges that Canada’s Wonderland is in violation of the Competition Act, RSC 1985, c C-34 (the “Act”) by engaging in a deceptive marketing practice (drip pricing) related to its processing fees for online transactions, by advertising ticket and product prices online that exclude mandatory processing fees. The Commissioner seeks certain relief from the Competition Tribunal, including an order requiring payment of an unspecified administrative monetary penalty and an order requiring payment of an unspecified amount to be distributed among consumers. On June 19, 2025, Canada’s Wonderland filed a response denying the allegations in the Commissioner’s application. Canada’s Wonderland and the Commissioner will participate in a mediation relating to the claims alleged in the application in March 2026, and the Evidentiary Hearing is scheduled for September 2026, with Oral Argument scheduled for October 2026.

City of Livonia Employees' Retirement System v. Six Flags Entertainment Corporation
On November 5, 2025, a putative federal securities class action complaint was filed against Six Flags Entertainment Corporation and certain current and former officers and directors in the U.S. District Court for the Northern District of Ohio, captioned City of Livonia Employees’ Retirement System v. Six Flags Entertainment Corp., et al., No. 3:25-cv-02394 (N.D. Ohio). The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, and alleges, among other things, that the Company’s registration statement and prospectus issued in connection with the July 1, 2024 merger of Former Six Flags and Cedar Fair, L.P. contained untrue statements of fact and/or was materially misleading because it failed to disclose that Former Six Flags had underinvested in its parks and operations and that, as a result, the financial plans in the registration statement were not reasonably achievable or rooted in facts existing at the time of the July 1, 2024 merger. The defendants have not yet responded to the complaint, but intend to defend the action vigorously.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of Combined Company Common Stock during the three months ended September 28, 2025:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 30 - July 31	12,541	$34.03	—	—
August 1 - August 31	23,869	$26.25	—	—
September 1 - September 28	46	$26.71	—	—
Total	36,456	$28.93	—	—

(1)All shares purchased were repurchased by the Combined Company in satisfaction of tax obligations related to the vesting of restricted stock which was granted under outstanding omnibus incentive plans.

ITEM 5. OTHER INFORMATION
(a)    Not applicable.

(b)    Not applicable.

(c)    During the three months ended September 28, 2025, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Cooperation Agreement, by and among Six Flags Entertainment Corporation, Sachem Head Capital Management, dated as of October 17, 2025. Incorporated herein by reference to Exhibit 10.1 to the Combined Company's Form 8-K (File No. 001-42157) filed on October 17, 2025.

10.2	Executive Release Agreement, dated October 9, 2025, by and between the Company and Richard Zimmerman.
22	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Combined Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) the Unaudited Condensed Consolidated Balance Sheets, (iii) the Unaudited Condensed Consolidated Statements of Cash Flow, (iv) the Unaudited Condensed Consolidated Statements of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Combined Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2025 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	November 7, 2025	/s/ Richard A. Zimmerman
Richard A. Zimmerman
President and Chief Executive Officer

Date:	November 7, 2025	/s/ Brian C. Witherow
Brian C. Witherow
Chief Financial Officer