Form 10-K
period 2025-12-31
Six Flags Entertainment Corporation/NEW
filed 2026-02-26
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The aggregate market value of common stock of the Registrant held by non-affiliates based on the closing price of such common stock on June 27, 2025 of $30.89 per share was approximately $3,069,333,387.
Number of shares of the registrant's common stock as of February 13, 2026: 101,870,006 shares

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Registrant's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this report under cover of Form 10-K/A to be filed within 120 days of the end of its fiscal year ended December 31, 2025.
************
Page 1 of 84 pages

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

The Six Flags Merger was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures as of December 31, 2025, as of December 31, 2024, and for the year ended December 31, 2025 reflect the Combined Company's operations. Financial results and disclosures for the year ended December 31, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through December 31, 2024. Financial results and disclosures for the year ended December 31, 2023 include only Cedar Fair's results before giving effect to the Mergers.

For purposes of this Annual Report on Form 10-K, references to the "Combined Company" and the "Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or the "Partnership" are to Cedar Fair prior to the Mergers.

SIX FLAGS ENTERTAINMENT CORPORATION
2025 FORM 10-K CONTENTS

PART I

ITEM 1. BUSINESS.

The Company is North America's largest regional amusement park operator with 26 amusement parks, 15 separately gated water parks and nine resort properties. Of the 41 amusement and water parks, 37 are located in the United States, two are located in Mexico and two are located in Canada. The parks are family-oriented, with recreational facilities for people of all ages, and provide clean and attractive environments with exciting rides and immersive entertainment. The Company generates revenue from sales of admission to the amusement parks and water parks, from purchases of food, merchandise and games both inside and outside the parks, from the sale of accommodations and other extra-charge products, and other revenue sources. The Company purchases rides and attractions, inventory, operating and maintenance supplies, and services from a variety of suppliers both domestic and abroad.

The Company's operations are seasonal. In 2025, approximately 70% of annual attendance and revenue occurred during the second and third quarters. As a result, a substantial portion of the Company's revenues are expected to be generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August.

The demographic groups that are most important to the business are families and young people ages 12 through 24. Families are believed to be attracted by a combination of rides, live entertainment and the clean, wholesome atmosphere. Young guests are believed to be attracted by the action-packed rides. The Company conducts active advertising campaigns in its major market areas geared toward these two groups. The Company's U.S. parks are located in geographically diverse markets across the country and serve each of the top 10 designated market areas, as determined by a survey of radio markets published by The Nielsen Company in fall 2025.

DESCRIPTION OF THE PARKS

Park		Year Developed/Acquired	Location	Designated Operating Area and Rank*
Cedar Point Cedar Point Shores	(1)	1870	Sandusky, Ohio	Cleveland (37) Detroit (14)
Valleyfair		1978	Shakopee, Minnesota	Minneapolis-St. Paul (15)
Dorney Park		1992	Allentown, Pennsylvania	Philadelphia (9) New York (1)
Worlds of Fun	(2)	1995	Kansas City, Missouri	Kansas City (35)
Knott's Berry Farm Knott's Berry Farm Soak City	(3)	1997	Buena Park, California	Los Angeles (2)
Michigan's Adventure		2001	Muskegon, Michigan	Grand Rapids (69)
California's Great America	(4)	2006	Santa Clara, California	San Jose (39) San Francisco (6)	Sacramento (30)
Canada's Wonderland		2006	Vaughan, Ontario, Canada	N/A
Carowinds	(5)	2006	Charlotte, N. Carolina and Fort Mill, S. Carolina	Charlotte (20) Greensboro (48)	Greenville (53)
Kings Dominion	(6)	2006	Doswell, Virginia	Richmond (52) Norfolk (46)	Baltimore (23) Washington, D.C. (8)
Kings Island		2006	Mason, Ohio	Cincinnati (33) Columbus (36)	Louisville (58) Indianapolis (38)
Schlitterbahn Waterpark and Resort New Braunfels	(7)	2019	New Braunfels, Texas	San Antonio (24) Austin (27)
Schlitterbahn Waterpark Galveston		2019	Galveston, Texas	Houston (5)
Frontier City Six Flags Hurricane Harbor Oklahoma City		2024	Oklahoma City, Oklahoma	Oklahoma City (49)
La Ronde		2024	Montreal, Quebec, Canada	N/A
Six Flags Darien Lake	(8)	2024	Corfu, New York	Buffalo (59)
Six Flags Discovery Kingdom Six Flags Hurricane Harbor Concord	(9)	2024	Vallejo, California Concord, California	San Francisco (6) Sacramento (30)

Park		Year Developed/Acquired	Location	Designated Operating Area and Rank*
Six Flags Fiesta Texas		2024	San Antonio, Texas	San Antonio (24) Austin (27)
Six Flags Great Adventure Six Flags Hurricane Harbor New Jersey Wild Safari Adventure	(10)	2024	Jackson, New Jersey	New York City (1) Philadelphia (9)
Six Flags Great America Six Flags Hurricane Harbor Chicago		2024	Gurnee, Illinois	Chicago (3) Milwaukee (44)
Six Flags Great Escape Resort	(11)	2024	Queensbury, New York	Albany (68)
Six Flags Hurricane Harbor Phoenix		2024	Glendale, Arizona	Phoenix (13)
Six Flags Hurricane Harbor Rockford		2024	Cherry Valley, Illinois	Chicago (3) Milwaukee (44)
Six Flags Hurricane Harbor Splashtown		2024	Spring, Texas	Houston (5)
Six Flags Magic Mountain Six Flags Hurricane Harbor Los Angeles		2024	Valencia, California	Los Angeles (2)
Six Flags Mexico Six Flags Hurricane Harbor Oaxtepec		2024	Mexico City, Mexico Oaxtepec, Morelos, Mexico	N/A
Six Flags New England		2024	Agawam, Massachusetts	Boston (10) Hartford (57)	Providence (45)
Six Flags Over Georgia Six Flags White Water	(12)	2024	Austell, Georgia Marietta, Georgia	Atlanta (7)
Six Flags Over Texas Six Flags Hurricane Harbor Arlington	(12)	2024	Arlington, Texas	Dallas-Fort Worth (4)
Six Flags St. Louis		2024	Eureka, Missouri	St. Louis (25)

Separately gated water parks are italicized.

*    Based on a fall 2025 survey of radio market population with designated market areas published by The Nielsen Company.

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

(3)    Knott's Berry Farm also features the Knott's Hotel.

(4)    In June 2022, Former Cedar Fair sold the land at California's Great America. Concurrently with the sale, Cedar Fair entered into a lease contract that allows the Company to operate the park during a six-year term, and the Company has an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice.

(5)    Carowinds also features Camp Wilderness Resort, an upscale campground, and a SpringHill Suites by Marriott hotel located adjacent to the park entrance. The SpringHill Suites is a Marriott franchise operated by the Company and is open year-round.

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

(10)    Six Flags Great Adventure also features Savannah Sunset Resort & Spa, an upscale campground with spa services.

(11)    Six Flags Great Escape Resort also features Six Flags Great Escape Lodge & Indoor Water Park.

(12)    Six Flags Over Georgia, including Six Flags White Water Atlanta, and Six Flags Over Texas are not wholly owned (see Note 7 to the accompanying consolidated financial statements). In December 2024, the Company elected to purchase all of the outstanding limited partnership interests in Six Flags Over Georgia and White Water Atlanta, which purchase is expected to be completed in January 2027. In December 2025, the Company elected not to purchase all of the outstanding limited partnership interests in Six Flags Over Texas. Following the expiration of the Company's option in January 2028, Six Flags Over Texas may be sold with the proceeds applied to redeem the outstanding interests. Alternatively, the remaining units could be put by the unitholders to the Company or the agreement may be extended or amended with new terms.
The Company also owns a combination amusement and water park located in Bowie, Maryland. The property closed following the end of the 2025 operating season and is being marketed for redevelopment as part of the Company's ongoing portfolio optimization efforts. The Company has engaged CBRE, a global leader in commercial real estate services and investments, to market the property for sale.

The Company also manages Six Flags Qiddiya City in Saudi Arabia and is working with a third party to develop an adjacent water park, Aquarabia Qiddiya City. The Company receives fees under the agreements during the design and development period for the parks, as well as ongoing remuneration after the parks open to the public as compensation for exclusivity, brand licensing rights, and design, development and management services. The agreements do not require the Company to make any capital investments in the parks.

CAPITAL EXPENDITURES

The Company believes annual park attendance is influenced by annual investments in the parks, including new attractions and infrastructure, among other factors. Capital expenditures are planned on a seasonal basis with most expenditures made prior to the beginning of the peak operating season. Capital expenditures made in a calendar year may differ materially from amounts identified with a particular operating season because of timing considerations such as weather conditions, site preparation requirements and availability of ride components, which may result in accelerated or delayed expenditures around calendar year-end. The properties require continuous maintenance and capital expenditures with an expected required minimum annual maintenance and infrastructure capital expenditure of approximately $125 million to $150 million.

COMPETITION

The Company competes for discretionary spending with all aspects of the recreation industry within its primary market areas, including other destination and regional amusement parks. The Company also competes with other forms of entertainment and recreational activities, including movies, sporting events, restaurants, vacation travel and family entertainment centers.

The principal competitive factors in the amusement park industry include the uniqueness and perceived quality of the rides and attractions in a particular park, proximity to metropolitan areas, the atmosphere and cleanliness of the park, and the quality and variety of the food and immersive entertainment available. The Company's parks feature a variety of high-quality rides, attractions and restaurants with a family atmosphere to make them highly competitive with other parks and forms of entertainment.

Regional amusement parks, particularly during periods of economic weakness, provide an attractive and more affordable alternative to large destination parks that rely on visitors from across the nation and the world and other out-of-home entertainment options. Guests typically travel a shorter distance to the Company's parks than the distance required to travel to a destination park. Furthermore, developing new parks is resource intensive, given a limited supply of real estate appropriate for amusement park development, substantial capital investment requirements, long development lead-time, and zoning restrictions. The Company believes it would take several years to plan and construct a new regional amusement park comparable to the Company's parks.

MARKETING AND PROMOTION

The Company attracts its guests through multichannel marketing and promotional programs at each of the parks, which are designed to increase market penetration. These programs are tailored to the unique characteristics of each market and to maximize the impact of specific park attractions and product introductions. Marketing and promotional programs are updated each season.

The Company also seeks to develop long-term corporate sponsorships and co-marketing relationships with well-known national and regional brands that align with its values and strategy. This results in the development of strategic alliances with mutually beneficial advertising programs.

LICENSES

The Company holds exclusive long-term theme park usage rights in the U.S. (except for the Las Vegas metropolitan area and the state of Florida), Canada and Mexico to certain Warner Bros. and DC Comics animated characters. The Company also has exclusive amusement and water park usage rights in the U.S. and Canada to the Peanuts comic strip characters. These license agreements require annual license fees and royalty fees on inventory sold that uses the licensed characters, which are subject to periodic scheduled adjustments, including CPI increases in some cases. The license agreements also include rights of the counterparty to terminate the agreements under certain circumstances.

The Company also owns the internationally recognized "Six Flags" brand name. To capitalize on this name recognition, 24 of the parks are branded as "Six Flags" or "Hurricane Harbor" parks, including Six Flags Qiddiya City. The Company also owns regional brand names, including "Cedar Point", "Knott's Berry Farm", "Kings Island" and "Canada's Wonderland".

GOVERNMENT REGULATION

The Company's operations are subject to regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters. The Company is subject to extensive federal and state employment laws and regulations, including wage and hour laws and other pay practices and employee record-keeping requirements. The Company may be required to incur costs to comply with these requirements, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial.

The Company is also subject to federal, state and local environmental laws and regulations such as those relating to water resources; discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these laws and regulations, the Company may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities or to mitigate potential environmental risks. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair the ability to use, transfer or obtain financing with respect to the Company's property.

Currently, management believes the Company is in substantial compliance with applicable requirements under these laws and regulations. However, such requirements have generally become stricter over time, and there can be no assurance that new requirements, changes in enforcement policies or newly discovered conditions relating to the parks or operations will not require significant expenditures in the future.

The Company acquires rides, attractions, inventory, and supplies from foreign countries. Changes in import tariffs and trade policies have resulted and may continue to result in increased costs. Potential market disruptions could result in the inability to acquire certain goods timely or at all. Many of the Company's rides and attractions require specialized manufacturing. In addition, the Company's seasonal workforce includes foreign employees under certain visa programs. The Company may be unable to recruit and hire adequate personnel if these visa programs become unavailable.

MAINTENANCE AND INSPECTION

All rides are inspected daily by both maintenance and ride operations personnel before being placed into operation for guests. The parks are also periodically inspected by the Company's insurance carrier and inspected by either state or county ride-safety inspectors or hired third party inspectors that submit the third-party report to the respective state agencies. Additionally, all parks have added ride maintenance and operation inspections completed by third party qualified inspectors to make sure the Company's standards are being maintained.

HUMAN CAPITAL

As of December 31, 2025, the Company employed approximately 4,225 full-time employees. This represents a reduction of approximately 15% compared to the combined number of full-time employees as of December 31, 2024 as a result of recent post-merger productivity and efficiency efforts. In 2025, the Company employed approximately 91,000 seasonal and part-time employees, many of whom are high school and college students. Some seasonal employees are housed in owned dormitories at Cedar Point, Kings Island, Carowinds, Kings Dominion, Valleyfair, Six Flags Great Adventure, Six Flags Darien Lake and Six Flags Great Escape Resort. From time-to-time, rented dormitories are also utilized. As of December 31, 2025, approximately 1,950 of employees were represented by labor unions. Management believes it maintains good relations with its employees.

The Company's employee guidelines and policies are founded on its cornerstones of safety, service and cleanliness and its core values of integrity, courtesy and inclusiveness. Management's highest priority continues to be the safety and well-being of all guests and employees. The Company is committed to equal opportunity employment and prohibits harassment or discrimination of any kind. Management has adopted an open door policy to encourage an honest employer-employee relationship, which includes a confidential hotline available to all employees. Former Cedar Fair adopted an enterprise-wide Environmental, Social and Governance framework, which included the prioritization of five key strategic pillars: Safety, Associate Happiness, Community, Environment, and Operations and Governance. As part of the Safety pillar, the Company emphasized employee accountability for safety, conducting safety risk assessments, implementing best practices, training, credentialing safety employees, and assessing mitigation tactics. The safety initiatives were advanced by focusing on better data systems, improving existing safety training, and launching the Safety Grants Initiative, which was a supplemental source of funding to encourage innovation in safety. As part of the Associate Happiness pillar, the Associate Happiness Model was established, which frames the efforts to provide a positive employee experience. The Associate Happiness initiatives were advanced by launching a series of new awards and recognitions, launching and streamlining training programs, and implementing an awareness month program. The Company is currently in the process of integrating, evaluating, and where necessary, implementing changes to its employee guidelines and policies.

The Company employs a significant workforce each season and seeks to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. The Company recruits year-round both domestically and internationally to fill thousands of staffing positions to ensure the appropriate workforce is in place at the right time. The Company maintains training programs for new employees, including safety training specific to job responsibilities. The Company participates in the J-1 Visa and H-2B Visa programs providing cultural and educational exchange opportunities for its employees. The Company also has partnered with Bowling Green State University to create the Six Flags Resort and Attraction Management program (formerly known as the Cedar Fair Resort and Attraction Management Program), a bachelor's degree program, which is housed in downtown Sandusky, Ohio in a facility jointly owned by the Company and a third party developer. The bachelor's degree program prepares students for management careers at the Company's parks or similar establishments. Management encourages a promote-from-within policy.

AVAILABLE INFORMATION

Copies of this annual report on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and all amendments to those reports as filed or furnished with the SEC are available without charge upon written request to the Investor Relations Office or at investors.sixflags.com.

The website investors.sixflags.com is used as a channel of distribution of information. The information posted through this channel may be deemed material. Accordingly, investors should monitor this channel, in addition to following news releases, SEC filings, and public conference calls and webcasts. The contents of the website, including without limitation any ESG Strategy Reports, shall not be deemed to be incorporated herein by reference.

The SEC maintains an Internet site at http://www.sec.gov that contains the Company's reports, proxy statements and other information.

SUPPLEMENTAL ITEM. Information about Executive Officers

Name	Age	Position(s)

John Reilly	57	Mr. Reilly has served as the President and Chief Executive Officer of the Company since December 2025. He most recently served as Chief Executive Officer of Palace Entertainment U.S. and Group Chief Operating Officer of Parques Reunidos Servicios Centrales, S.A. from 2019 to 2025. Prior to Parques Reunidos, Mr. Reilly served in various roles at SeaWorld Parks and Entertainment, serving as Chief Operating Officer in 2019, as Interim Chief Executive Officer from 2018 to 2019, as the Chief Parks Operations Officer from 2016 to 2018, as Park President of SeaWorld and Aquatica California from 2010 to 2016, as Vice President of Merchandising in 2009 and in various roles at Busch Entertainment Corporation from 1985 to 2009.
Brian Witherow	59	Mr. Witherow has served as the Chief Financial Officer of the Company since completion of the Mergers. Prior to the Mergers, Mr. Witherow served as Executive Vice President and Chief Financial Officer of Cedar Fair since January 2012. Mr. Witherow began his career with public accounting firm Arthur Andersen. He left public accounting in 1995 to join Cedar Fair as Corporate Director of Investor Relations. He was promoted to Corporate Treasurer in 2004 and named Vice President and Corporate Controller the following year.
Tim Fisher	66	Mr. Fisher has served as the Chief Operating Officer of the Company since completion of the Mergers. Prior to the Mergers, Mr. Fisher served as Chief Operating Officer of Cedar Fair since joining Cedar Fair in December 2017. Prior to joining Cedar Fair, he served as Chief Executive Officer of Village Roadshow Theme Parks International, an Australian-based theme park operator, since March 2017. Prior to this appointment with Village Roadshow Theme Parks International, Mr. Fisher served as Chief Executive Officer of Village Roadshow Theme Parks since 2009.

Name	Age	Position(s)
Brian Nurse	54	Mr. Nurse has served as Chief Legal & Compliance Officer and Corporate Secretary of the Company since the completion of the Mergers. Prior to the Mergers, Mr. Nurse served as Cedar Fair's Executive Vice President, Chief Legal Officer and Secretary since November 2021. Prior to joining Cedar Fair, he served as Senior Vice President, General Counsel and Secretary for World Wrestling Entertainment, Inc. (WWE) from September 2018 to November 2020. Prior to joining WWE, Mr. Nurse served as Vice President, Associate General Counsel and Secretary at Nestle Waters North America, Inc., a former division of Nestle S.A., from 2012 to 2018. Prior to that, he was Senior Legal Counsel for North American beverage/soft drink brands at PepsiCo, Inc. from 2003 to 2012.
Christian Dieckmann	48	Mr. Dieckmann has served as Chief Commercial Officer of the Company since May 2025. Mr. Dieckmann has also served as Chief Strategy Officer of the Company and Cedar Fair from 2023 to April 2025. Mr. Dieckmann joined Cedar Fair in 2014 in a role focused on strategic growth, business development and innovation. Prior to joining Cedar Fair, he began his career at GE Capital, the former financial services division of General Electric, including roles in the company’s Financial Management Program and Internal Audit teams in both the U.S. and Europe. He later worked at Bain & Company where he advised Fortune 500 and private equity clients on strategy, M&A, merger integration and performance improvement. Mr. Dieckmann also served as Chief Strategy Officer at Liminal Space, an early-stage technology company in the immersive entertainment industry.
David Hoffman	57	Mr. Hoffman has served as Chief Accounting Officer of the Company since the completion of the Mergers. Prior to the Mergers, Mr. Hoffman served as Senior Vice President and Chief Accounting Officer of Cedar Fair from 2012 until the consummation of the Mergers. Prior to that, he served as Vice President of Finance and Corporate Tax since 2010. He served as Vice President of Corporate Tax from 2006 through 2010. Prior to joining Cedar Fair, Mr. Hoffman served as a business advisor with Ernst & Young from 2002 through 2006.
Ty Tastepe	63	Mr. Tastepe has served as Chief Digital and Technology Officer of the Company since the completion of the Mergers. Prior to the Mergers, Mr. Tastepe served as Chief Information Officer at Cedar Fair since 2021. Prior to joining Cedar Fair, Mr. Tastepe served for over two years as Senior Vice President, Chief Information and Digital Officer for Altar’d State, a women's clothing retailer. Prior to that, Mr. Tastepe spent nearly two decades delivering large-scale digital transformation programs at global entertainment and hospitality brands such as Universal Parks and Resorts, Hilton Worldwide, and Walt Disney Parks and Resorts. From 2001 to 2011, Mr. Tastepe held technology leadership roles at Disney Parks that included worldwide sales and travel operations, revenue management and marketing.

ITEM 1A. RISK FACTORS.

Risks Related to the Integration of the Combined Company

The Company may be unable to integrate the businesses of Former Six Flags and Former Cedar Fair successfully or realize the anticipated benefits of the Mergers.
On July 1, 2024, Former Six Flags and Former Cedar Fair consummated the Mergers. The combination of two independent companies and businesses is complex, costly and time consuming, and requires significant management attention and resources to integrate the business practices and operations of Former Six Flags and Cedar Fair. Potential difficulties that the Company has encountered, and may continue to encounter as part of the ongoing integration process include the following:
•the inability to successfully combine the businesses of Former Six Flags and Former Cedar Fair in a manner that permits the Company to achieve, on a timely basis, or at all, the enhanced growth opportunities and cost savings and other benefits anticipated to result from the Mergers;
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
•difficulties in the integration of strategy, operations, standards, systems, controls, procedures and/or personnel;
•difficulties in managing the expanded operations of a larger and more complex company, including continuing to retain and attract guests to the Company’s amusement and water parks;
•the disruption of, or the loss of momentum in, ongoing businesses;
•the assumption of contractual obligations with less favorable or more restrictive terms;
•higher capital expenditures than anticipated, which could result in the Company's need to raise additional capital for its operations; and
•potential unknown liabilities and unforeseen increased expenses resulting from the Mergers.

Any of these ongoing issues could adversely affect the Company’s ability to maintain relationships with guests, employees, suppliers, concessionaires, vendors, other third-party business partners and other constituencies or achieve the anticipated benefits of the Mergers, or could adversely affect the Company’s results of operation or cash flows, decrease or delay any accretive effect of the transactions and negatively impact the price of the Company’s common stock.

Further, many of the aforementioned issues are outside of the Company’s control and any of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact the business, financial condition or results of operations of the Company. In addition, even if the operations of the businesses of Former Six Flags and Former Cedar Fair are integrated successfully, the Company may not realize the full benefits of the Mergers, including the targeted cost savings, workforce efficiencies, scale, or sales and growth opportunities. Some of the anticipated synergies are also not expected to occur for a period of time following the closing of the Mergers and may involve unanticipated costs and require significant capital expenditures in the near term to be fully realized. Even if the Company is able to complete the integration of the two previous companies successfully, the anticipated benefits of the Mergers, including the expected synergies, may not be realized fully or at all and may take longer to realize than expected. If the Company is not able to realize the anticipated benefits and synergies expected from the Mergers within the anticipated timeframe or at all, it could adversely affect the Company’s earnings or otherwise adversely affect its business and financial results.

Due to the Mergers, the Company’s future ability to use net operating losses ("NOLs") to offset future taxable income may be restricted and these NOLs could expire or otherwise be unavailable.
As a result of the Mergers, the Company’s ability to use NOLs to offset future taxable income may be restricted and these NOLs could expire or otherwise be unavailable. In general, under Section 382 of the Internal Revenue Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more shareholders or groups of shareholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Prior to the Mergers, some of Former Six Flags’ existing NOLs were subject to limitations. Following the Mergers, the Company’s ability to use NOLs may be subject to further limitations, and the Company may not be able to fully use these NOLs to offset future taxable income. There is also a risk that, due to regulatory changes or for other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. Under the Tax Act, U.S. federal NOLs generated after December 31, 2017 will not be subject to expiration.

Risks Related to the Business

Instability in economic conditions could impact the business, including its results of operations and financial condition.
Uncertain or deteriorating economic conditions, including during inflationary and recessionary periods, may adversely impact attendance figures and guest spending patterns at the Company's parks (the "parks") as uncertain economic conditions affect guests’ levels of discretionary spending. Both attendance and spending at the parks are key drivers of revenues and profitability, and reductions in either can directly and negatively affect revenues and profitability. A decrease in discretionary spending due to a decline in consumer confidence in the economy, an economic slowdown or deterioration in the economy could adversely affect the frequency with which guests choose to attend the parks and the amount that guests spend on products when they visit.

Periods of inflation or economic downturn could also impact the Company's ability to obtain supplies and services and increase its operating costs. Inflationary effects and supply chain disruptions may continue or worsen. Increasing tariffs and continuing trade disruptions also increase the Company's overall costs and expenses on park and ride maintenance, and decrease the amount of discretionary spending of the Company's customers. In addition, the existence of unfavorable general economic conditions may also hinder the ability of those with which the Company does business, including vendors, concessionaires, customers, manufacturers of rides and other third parties, to satisfy their obligations. Changes in exchange rates for foreign currencies could also reduce international demand for the Company's products, increase its labor and supply costs in non-U.S. markets, reduce the U.S. dollar value of revenue earned in other markets, and expose the Company to translation risk associated with converting foreign subsidiary financial statements to the Company's currency. The materialization of these risks could lead to a decrease in revenues, operating income and cash flows.

The high fixed cost structure of amusement park operations can result in significantly lower margins, profitability and cash flows if attendance levels do not meet expectations.
A significant portion of the Company's expenses are relatively fixed because the costs for full-time employees, maintenance, insurance, advertising, utilities and lease payments do not vary significantly with attendance. These fixed costs may increase and may not be able to be reduced at a rate proportional with ongoing attendance levels. If cost-cutting efforts are insufficient or are impractical, the Company could experience a material decline in margins, profitability and cash flows. Such effects can be especially pronounced during periods of economic contraction or slow economic growth.

Bad or extreme weather conditions can adversely impact attendance at the parks and hinder operations, which in turn would reduce revenues.
Because most of the attractions at the parks are outdoors, attendance at the parks can be adversely affected by continuous bad or extreme weather and by forecasts of bad or mixed weather conditions, particularly during weekends, holidays or other peak periods, which would negatively affect attendance and revenues at the Company's parks. In recent years, including during 2025, attendance at the Company's parks was negatively impacted by significantly worse than expected weather conditions, including severe thunderstorms, heavy winds, wildfires, and excessive heat. Adverse weather events have also, and could in the future, cause the Company to incur significant costs to repair or replace rides or facilities and/or cause extended closure times if rides or facilities have to be replaced. The ownership of many parks in different geographic locations reduces, but does not completely eliminate, the effect that adverse weather can have on consolidated results. This risk could be magnified by the effects of climate change, including more extreme temperatures, excessive precipitation or wind, wildfires and hurricanes.

Insurance coverage may not be adequate to cover all possible losses that the Company could suffer, and insurance costs may increase.
Although the Company carries liability insurance to cover possible incidents, coverage may not be adequate to cover liabilities, the Company may not be able to obtain coverage at commercially reasonable rates, and the Company may not be able to obtain adequate coverage should a catastrophic incident occur at its parks or at other parks. Companies engaged in the amusement park business may be sued for substantial damages in the event of an actual or alleged incident. Incidents occurring at the parks or at competing parks could reduce attendance, increase insurance premiums and/or retention levels, and negatively impact operating results. Increased self-insurance retention levels may also result in larger than historical payments related to claims. Several factors have increased, and may continue to increase, the Company's self-insurance costs, such as conditions of the insurance market, the availability of insurance, occurrence of exceptionally high verdicts or settlements that could have resulted in such verdicts, and/or changes in applicable regulations.

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
The safety of guests and employees is one of the Company's top priorities. Amusement and water parks feature thrill rides. There are inherent risks involved with these attractions, and an accident or a serious injury at any of the parks could result in negative publicity and could reduce attendance and result in decreased revenues. In addition, accidents or injuries at facilities operated by competitors, including other amusement and water parks, could influence the general attitudes of patrons and adversely affect attendance at the parks. Other types of incidents such as food borne illnesses, product recalls on items sold, and disruptive, negative guest behavior which have either been alleged or proved to be attributable to the parks or competitors could adversely affect attendance and revenues.

Public health concerns or a future pandemic could adversely impact the business, as well as intensify certain risks.
Consumer behavior and preferences changed in response to the COVID-19 pandemic. As a result, the Company could experience damage to its brand and reputation due to actual or perceived health risks associated with the parks or the amusement park industry which could have a similar material adverse effect on attendance, per capita spending and revenue. The Company may also experience operational risks, including limitations on its ability to recruit and train employees in sufficient numbers to fully staff the parks as a result of changing risk tolerances.

Because amusement and water parks and complementary resort facilities are the primary sources of net income and operating cash flows, any future mandated or voluntary closures or other operating restrictions related to a future pandemic could adversely impact the Company's business and financial results. The parks are geographically located primarily throughout North America. The duration and severity of a pandemic and the related restrictions at any one location could result in a potentially disproportionate amount of risk if concentrated amongst the Company's largest properties.

Extended disruptions to technology platforms may adversely impact sales and revenues.
A large portion of the Company's sales are processed online and utilize third party technology platforms. Increased dependence on these technology platforms, including these platforms' usage of artificial intelligence, may adversely impact sales, and therefore revenues, if key systems are disrupted for an extended period of time.

Failure to keep pace with developments in technology could adversely affect operations or competitive position.
The amusement and water park industry demands the use of sophisticated technology and systems for operation of the parks, ticket, membership and season pass sales and management, and labor and inventory management. Information and artificial intelligence technology systems continue to evolve and, in order to remain competitive, the Company must implement new technologies and systems in a timely and efficient manner. The development and maintenance of these technologies may require significant investment and may present new or enhanced risks, and we may not achieve the anticipated benefits from such new developments or upgrades.

Impairments to the Company’s goodwill or other indefinite-lived intangible assets could negatively affect its net income and earnings per share.
As of December 31, 2025, the Company had goodwill of approximately $2.1 billion. Goodwill and indefinite-lived intangible assets are tested for impairment annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company has recorded goodwill impairment charges in the past, including during the third quarter of 2025, and such charges negatively affected its net income and earnings per share (see Note 5 to the accompanying consolidated financial statements). It is possible that assumptions about future performance, as well as the economic outlook and related conclusions regarding valuation, could change adversely, which may result in additional impairment that would have a material effect on the Company's financial position and results of operations in future periods.

Risks Related to Strategy

The Company's growth strategy may not achieve the anticipated results.
The Company's future success will depend on its ability to grow the business. The Company grows the business through acquisitions and capital investments to improve its parks through new rides and attractions, as well as in-park product offerings and product offerings outside of the parks. Growth and innovation strategies require significant commitments of management resources and investments may not grow revenues at the rate expected or at all. As a result, the Company may not be able to recover the costs incurred in developing new projects and initiatives, or to realize their intended or projected benefits, which could have a material adverse effect on its business, financial condition or results of operations.

The Company competes for discretionary spending and discretionary free time with many other entertainment alternatives and is subject to factors that generally affect the recreation and leisure industry, including general economic conditions.
The parks compete for discretionary spending and discretionary free time with other amusement and water parks and with other types of recreational activities and forms of entertainment, including movies, sporting events, restaurants and vacation travel. As a result, management must make certain decisions that evolve around park patron engagement, advertising strategy and practices, and ticket pricing. These decisions may substantially impact park attendance and revenues at specific parks and throughout the business. The business is also subject to factors that generally affect the recreation and leisure industries and are not within the Company's control. Such factors include, but are not limited to, general economic conditions, including relative fuel prices, and changes in consumer tastes and spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment. There may be a material adverse effect on the Company's business, financial condition or results of operations if it is unable to effectively compete with other entertainment alternatives.

The operating season at most of the parks is of limited duration, which can magnify the impact of adverse conditions or events occurring within that operating season.
The Company's operations are seasonal. In 2025, approximately 70% of annual attendance and revenue occurred during the second and third quarters. As a result, a substantial portion of the Company's revenues are expected to be generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August. Consequently, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events may have a disproportionate adverse effect upon revenues.

The Company may be unable to purchase or contract with third parties to manufacture amusement park or water park rides and attractions.
The Company may be unable to purchase or contract with third parties to build high quality rides and attractions and to continue to service and maintain those rides and attractions at competitive or beneficial prices, or to provide the replacement parts needed to maintain the operation of such rides. In addition, if third party suppliers’ financial condition deteriorates, they go out of business or there is a disruption to the flow of goods due to tariffs or trade policies, the Company may not be able to obtain the full benefit of manufacturer warranties or indemnities typically contained in its contracts or may need to incur greater costs for the maintenance, repair, replacement or insurance of these assets.

The Company may not be able to realize the benefits of its international agreements.
Various external factors, including difficult economic and political conditions throughout the world, could negatively affect the success of Six Flags Qiddiya City and Aquarabia Qiddiya City in Saudi Arabia, as well as the progress of initiatives to develop other new parks outside of North America. The ultimate success of such parks may be uncertain.

Factors that will be important to the success of international agreement initiatives are different than those affecting existing parks. Tastes naturally vary by region, and consumers in new international markets into which the Company expands its brand may not embrace the parks’ offerings to the same extent as consumers in existing markets. International agreements are also subject to additional risks, including the performance of partners and their ability to obtain financing and government approvals; the impact of economic fluctuations in economies outside of the U.S.; difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences; changes or uncertainties in economic, legal, regulatory, social and political conditions; the enforceability of intellectual property and contract rights; and foreign currency exchange rate fluctuations, currency controls, and potentially adverse tax consequences of overseas operations. If the Company does not realize the benefits of such transactions, it could have an adverse effect on its financial performance. In addition, negative events, accidents, injuries or other disturbances at parks outside of North America could negatively affect the Company's reputation or brand. This may result in a decrease in attendance at the affected parks, as well as the Company's North American parks, and could adversely impact the Company's results of operations.

The Company may not be able to renew its leases on acceptable terms or at all and the Company's leases contain default provisions that, if enforced or exercised by the landlord, could significantly impact the operations at those parks.
Several of the Company's amusement and water parks are located on properties that are leased and are not owned. The Company cannot guarantee that the leases will be renewed on acceptable terms or at all. In addition, certain of the leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. If a lease could not be renewed or a landlord were to terminate a lease, it would halt operations at that park and, depending on the size of the park, could have a negative impact on the Company's financial condition or results of operations. In addition, any disputes that may result from such a non-renewal or termination may be expensive to pursue and may divert money and management’s attention from other operations and adversely affect the Company's business, financial condition or results of operations.

Intellectual property rights are valuable, and any inability or material increase in the cost to protect them could adversely affect the business.
Intellectual property, including trademarks and domain names and other proprietary rights, constitutes a meaningful part of the Company's value. To protect intellectual property rights, the Company relies upon a combination of trademark, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions and third party policies and procedures governing internet/domain name registrations. However, these measures may not be successful in any given case, particularly in those countries where the laws do not protect proprietary rights as fully as in the United States. The Company may be unable to prevent the misappropriation, infringement or violation of intellectual property rights, breach of any contractual obligations, or independent development of intellectual property that is similar to its own, any of which could reduce or eliminate any competitive advantage, adversely affect revenues or otherwise harm the business. In addition, pursuant to license agreements, the Company has exclusive theme park usage rights in the U.S. (except for the Las Vegas metropolitan area and the state of Florida), Canada and Mexico to certain Warner Bros. and DC Comics animated characters. The Company also has exclusive amusement and water park usage rights in the U.S. and Canada to the Peanuts comic strip characters. These license fees are subject to periodic scheduled adjustments, including CPI increases in some cases. The license agreements also include rights of the counterparty to terminate the agreements under certain circumstances. The termination of these licenses, or a material increase in the cost to retain these licenses, could have a material adverse effect on Company's business, financial condition or results of operations.

The Company may be subject to claims for infringing the intellectual property rights of others, which could be costly and result in the loss of intellectual property rights.
It cannot be certain that the Company does not and will not infringe the intellectual property rights of others. The Company may be subject to litigation and other claims in the ordinary course of business based on allegations of infringement or other violations of the intellectual property rights of others. Regardless of their merits, intellectual property claims can divert the efforts of personnel and are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against the Company are successful, it may have to pay substantial monetary damages or discontinue, modify, or rename certain products or services that are found to be in violation of another party’s rights. The Company may have to seek a license (if available on acceptable terms, or at all) to continue offering products and services, which may increase operating expenses.

Risks Related to Indebtedness and Common Stock

The Company's amount of indebtedness could adversely affect its ability to raise additional capital to fund its operations, limit its ability to react to changes in the economy or its industry and prevent the Company from fulfilling its obligations under its debt agreements.
The Company had $5.2 billion of outstanding indebtedness as of December 31, 2025 (before reduction of debt issuance costs and acquisition fair value layers). This amount of indebtedness could have important consequences. For example, it could:
•reduce the funds available for operations, capital expenditures, and/or future business opportunities;
•limit the Company's ability to obtain additional financing for working capital, capital expenditures, debt service requirements, strategic initiatives, acquisitions, funding of financial obligations under its Partnership Park (as defined below) arrangements or other purposes;
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
In addition, the Company may not be able to generate sufficient cash flow from operations, or be able to draw under its revolving credit facility or otherwise, in an amount sufficient to fund liquidity needs, including the payment of principal and interest on debt obligations. If cash flows and capital resources are insufficient to service indebtedness, the Company may be forced to reduce or delay capital expenditures, suspend or refrain from declaring dividends, sell assets, seek additional capital or restructure or refinance indebtedness. These alternative measures may not be successful and may not permit the Company to meet its scheduled debt service obligations. The ability to restructure or refinance debt in the future will depend on the condition of the capital and credit markets and the Company's financial condition at such time. Any refinancing of debt could be at higher interest rates and may require compliance with more onerous covenants, which could further restrict business operations. In addition, the terms of existing or future debt agreements may restrict the Company from adopting some of these alternatives. In the absence of sufficient operating results and resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The Company may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that could be realized from any such dispositions may not be adequate to meet debt service obligations then due.

Despite the amount of the Company's indebtedness, it may be able to incur additional indebtedness, which could further exacerbate the risks associated with the amount of its indebtedness.

The Company's debt agreements contain restrictions that could limit its flexibility in investing in the business.
The Company's credit agreement and the indentures governing its notes contain, and any future indebtedness will likely contain, a number of covenants that could impose significant financial restrictions, including restrictions on the ability to, among other things:
•pay dividends in respect of the Company’s common stock or make other restricted payments, including stock repurchases;
•incur additional debt or issue certain preferred equity;
•make certain investments;
•sell certain assets;
•create restrictions on distributions from restricted subsidiaries;
•create liens on certain assets to secure debt;
•consolidate, merge, amalgamate, sell or otherwise dispose of all or substantially all of the Company's assets;
•enter into certain transactions with affiliates; and
•designate subsidiaries as unrestricted subsidiaries.
The Company's ability to comply with these and other provisions of debt agreements is dependent on future performance, which will be subject to many factors, some of which are beyond the Company's control including weather and economic, financial and industry conditions. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. The Company cannot provide assurance that its liquidity would be sufficient to repay or refinance such indebtedness if it was accelerated upon an event of default.

Changes in the Company's credit ratings could adversely affect the price of its common stock.
The Company receives debt ratings from the major credit rating agencies in the United States. Factors that may impact its credit ratings include the sizable attendance and revenue generated from its portfolio of geographically diversified regional amusement parks and water parks, vulnerability to cyclical discretionary consumer spending, and seasonality of its operations. A negative change in the Company ratings or the perception such a change might occur could adversely affect the market price of its common stock.

A portion of the Company's cash flows is required to be used to fund its Partnership Park arrangements.
The Company has significant financial obligations under its Partnership Park arrangements. See Note 7 to the accompanying consolidated financial statements for a detailed discussion. The obligations related to the Partnership Parks continue until 2027, in the case of Six Flags Over Georgia and White Water Atlanta, and continue until 2028, in the case of Six Flags Over Texas. Such obligations include minimum annual distributions, minimum capital expenditures, an annual offer to purchase all outstanding limited partnership units, and either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks upon the earlier of the occurrence of specified events and the end of the term of the partnership that hold the Partnership Parks or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. In December 2024, the Company elected to purchase all of the outstanding limited partnership interests in Six Flags Over Georgia and White Water Atlanta in 2027. In December 2025, the Company elected not to purchase all of the outstanding limited partnership interests in Six Flags Over Texas. Following the expiration of the Company's option, Six Flags Over Texas may be sold with the proceeds applied to redeem the outstanding interests. Alternatively, the remaining units could be put by the unitholders to the Company or the agreement may be extended or amended with new terms. In the event of default by the Company under the Partnership Parks arrangements, Time Warner has the right to take control of the Partnership Parks. In addition, such a default could trigger an event of default under the 2024 Credit Agreement, as amended.

The Company is a holding company and is dependent on cash flows, including dividends and other distributions, from its subsidiaries.
The Company is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, the Company is dependent on cash flows, including dividends and other distributions, from its subsidiaries to meet its obligations, including the obligations under the Company’s debt agreements, and, as may be determined by the Company's Board of Directors, to pay dividends on the Company’s common stock. If these dividends and other distributions are not sufficient for the Company to meets its financial obligations, or not available to the Company due to restrictions in the instruments governing its indebtedness, it could cause the Company to default on its debt obligations, which would impair liquidity and adversely affect the Company's financial condition and business.

Variable rate indebtedness could subject the Company to the risk of higher interest rates, which could cause future debt service obligations to increase.
The Company's credit agreement is and future borrowings may be at variable rates of interest and expose the Company to interest rate risk. If interest rates continue to increase, annual debt service obligations on any variable-rate indebtedness would increase even though the amount borrowed remained the same, and net income would decrease.

Declaration, payment and amounts of dividends, if any, distributed to shareholders of the Company will be uncertain.
Although Former Six Flags has paid cash dividends and Former Cedar Fair has paid partnership distributions to limited partners in the past, the Company's Board of Directors may determine not to declare dividends in the future or may reduce the amount of dividends paid in the future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend on the Company’s results of operations, financial condition, cash requirements, future prospects and other considerations that the Board of Directors deems relevant, including, but not limited to:
•decisions on whether, when and in which amounts to make any future dividends will remain at all times entirely at the discretion of the Board of Directors, which could change its dividend practices at any time and for any reason;
•the Company’s desire to maintain or improve the credit ratings on its debt;
•the amount of dividends that the Company may distribute to its shareholders is subject to restrictions under Delaware law; and
•the agreements governing the Company’s indebtedness.
Company shareholders should be aware that they have no contractual or other legal right to dividends that have not been declared.

Anti-takeover provisions in the Company's organizational documents, debt agreements and Delaware law could delay or prevent change of control.
Certain provisions in the Company’s certificate of incorporation, bylaws and debt agreements could have the effect of delaying, deferring or preventing a merger, takeover attempt, or other change of control transaction that a shareholder might consider in its best interest. The Company is also subject to the anti-takeover provisions of Delaware law, which could have the effect of delaying or preventing a change of control in some circumstances.

Shareholder activism could disrupt the Company’s business, financial condition, and results of operations.
The Company has been subject to shareholder activism and may be subject to such activism in the future. For example, (i) in March 2025, the Company entered into a cooperation agreement with Dendur Capital LP and certain of its affiliates, pursuant to which, among other things, two additional directors were nominated and appointed to the Board of Directors and (ii) in October 2025, the Company entered into a cooperation agreement with Sachem Head Capital Management LP, pursuant to which, among other things, one additional director was nominated and appointed to the Board of Directors. There can be no assurance that these or similar cooperation arrangements will prevent future activist campaigns or disputes, or that any such arrangements will be successful in mitigating the effects of shareholder activism. There have also been other investors who have publicly announced investments in the Company. A third party, such as a competitor, private equity firm or activist investor may make additional unsolicited takeover proposals or seek to involve themselves in the Company’s governance, strategic direction and operations through shareholder proposals, proxy contests, consent solicitations or related litigation.

Shareholder activism has, and could give rise to or result in, among other things: (a) increased costs, including expenses of third-party advisors, insurance, administrative expenses and other associated costs; (b) perceived uncertainties as to the Company’s future direction, which could result in reputational harm and the loss of potential business opportunities and could make it more difficult to attract, retain, or motivate qualified personnel, and strain relationships with investors, customers, suppliers, and business partners; (c) reduction or delay in the Company’s ability to effectively and timely execute its current business strategy and to implement new strategies; (d) diversion of the attention of the Board of Directors and management team; (e) fluctuations in the Company’s common stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of the Company’s business; and (f) pressure to pursue strategic, operational or financial actions that the Board of Directors believes are not in the best interests of the Company or its shareholders over the long term. As such, any such shareholder activism could have an adverse effect on the Company’s business, financial condition, and results of operations.

The Company’s certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by its shareholders, which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or other employees.
The Company’s certificate of incorporation provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim for a breach of a fiduciary duty owed by any director, officer, employee, or agent of the Company or its shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”) or the Company’s organizational documents, (iv) any action asserting a claim governed by the internal affairs doctrine or (v) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL.

The Company’s certificate of incorporation also provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for any action brought under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company is deemed to have received notice of and consented to the forum selection provisions of the Company’s certificate of incorporation. Such provisions may limit shareholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find the choice of forum provisions inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition, prospects or results of operations.

Risks Related to Human Capital

Increased costs of labor and employee health and welfare benefits may impact the Company's results of operations.
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

Additionally, the Company contributes to multiple defined benefit multi-employer pension plans on behalf of collectively bargained employees. If the Company were to cease contributing to or otherwise incur a withdrawal from any such plans, the Company could be obligated to pay withdrawal liability assessments based on the underfunded status (if any) of such plans at the time of the withdrawal. The amount of any multi-employer pension plan underfunding can fluctuate from year to year, and thus there is a possibility that the amount of withdrawal liability that could be incurred in the future could be material, which could have a material adverse effect on the Company's financial condition.

The Company depends on a seasonal domestic and international workforce to meet its operational needs.
The Company's success depends on its ability to attract, motivate and retain qualified employees, many of whom are seasonal employees, to keep pace with its needs. If the Company is unable to do so, its results of operations and cash flows may be adversely affected. The Company employs a significant workforce each season and seeks to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. The Company recruits year-round both domestically and internationally to fill thousands of staffing positions to ensure the appropriate workforce is in place at the right time. The Company may be unable to recruit and hire adequate personnel as the business requires or it may experience material increases in the cost of securing its workforce in the future. Changes in immigration laws, including the manner in which and the amount of visas that are granted and the ways in which laws and regulations are interpreted or enforced, could also impact the Company's international seasonal workforce. Reduced levels of legal immigration could affect the Company's ability to open and operate parts of its parks, deliver guest service at traditional margins or achieve the Company's labor cost objectives.

If the Company loses key personnel, the business may be adversely affected.
The Company's success depends in part upon a number of key employees, including its senior management team, whose members have been involved in the leisure and hospitality industries for an average of more than 20 years. Recently, the Company has experienced changes to its executive management team, including the recent appointment of John Reilly as President and Chief Executive Officer and the departure of Richard Zimmerman as President and Chief Executive Officer. The loss of services of key employees, or an inadequate transition process following such a departure or the inability to replace key employees, could cause disruption in important operational, financial and strategic functions and have a material adverse effect on the business.

Unionization activities or labor disputes may disrupt operations and affect profitability.
Certain of the Company's domestic full-time and seasonal employees are subject to labor agreements with local chapters of national unions, and certain of its international full-time and seasonal employees are subject to labor agreements with local chapters of national unions. There are also collective bargaining agreements in place for certain employees at several of the parks. New unionization activity or a labor dispute involving employees could disrupt operations and reduce revenues, and resolution of such activities and disputes could increase costs. Litigation relating to employment and/or wage and hour disputes could also increase operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on the Company's financial condition and results of operations.

Risks Related to Legal, Regulatory and Compliance Matters

Cyber-security risks and the failure to maintain the integrity of internal or customer data could result in damages to the Company's reputation and/or subject it to costs, fines or lawsuits.
In the normal course of business, the Company, or third parties on its behalf, collects and retains large volumes of internal and customer data, including credit card numbers and other personally identifiable information, which is used for marketing and promotional purposes, and various information technology systems enter, process, summarize and report such data. The Company also maintains personally identifiable information about its employees. The Company continues to experience, cybersecurity threats and vulnerabilities in its systems and those of its third party providers, including cyber-attacks targeting information technology systems and networks, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of operations. The integrity and protection of such data is critical to the business, and guests and employees have a high expectation that the Company will adequately protect their personal information. The regulatory environment, as well as the requirements imposed by the credit card industry, governing information, security and privacy laws is increasingly demanding and continues to evolve. Maintaining compliance with applicable security and privacy regulations may increase operating costs and/or adversely impact the ability to market the parks, products and services to guests. Furthermore, if a person could circumvent security measures, he or she could destroy or steal valuable information or disrupt operations. Any security breach could expose the Company to risks of data loss, which could harm its reputation and result in remedial and other costs, fines or lawsuits. Although the Company carries liability insurance to cover this risk, its coverage may not be adequate to cover liabilities, and it may not be able to obtain adequate coverage should a catastrophic incident occur.

Further, implementing a strategy to pursue new initiatives that improve operations and cost structure will result in a larger technological presence and corresponding exposure to cybersecurity risk. Failure to adequately assess and identify cybersecurity risks associated with new initiatives would increase vulnerability to such risks. Due to the increased hybrid workforce, the Company must also increasingly rely on information technology systems that are outside its direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches.

Even if the Company is fully compliant with legal standards and contractual or other requirements, it still may not be able to prevent security breaches involving sensitive data. The Company requires certain of its third party service providers to have programs in place to detect, contain and respond to data security incidents. However, the actions and controls that are implemented and continue to be implemented, or which the Company has caused or seeks to cause third party service providers to implement, may be insufficient to protect the Company's systems, information or other intellectual property. In addition, the techniques used to obtain unauthorized access or interfere with systems change frequently and may be difficult to detect for long periods of time, and the Company may be unable to anticipate these techniques or implement adequate preventive measures. The sophistication of efforts by hackers to gain unauthorized access to information technology systems has continued to increase in recent years. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause customers to lose confidence in the security of the Company's websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from the Company. Such security breaches also could expose the Company to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect its business.

Data privacy regulations, and the Company's ability to comply with such regulations, could harm the business.
The Company is subject to laws that regulate the collection, use, retention, security, and transfer of its customer’s data. Data privacy is subject to frequently changing rules and regulations, such as California’s Consumer Privacy Act, as amended by California's Private Rights Act (collectively, the “CCPA”), which provides a private right of action for data breaches and requires companies that process information on California residents to make certain disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Compliance with the CCPA, and other current and future applicable privacy and related laws can be costly and time-consuming, and violations of privacy-related laws can result in significant damages and penalties. These laws continue to evolve in ways that cannot be predicted, both through regulatory and legislative action and judicial decisions, and may harm the business.

The Company's privacy policies and practices concerning the collection, use and disclosure of user data are available on its website. Any failure, or perceived failure, by the Company to comply with its posted privacy policies or with any regulatory requirements or orders or other privacy or consumer protection-related laws and regulations, including the CCPA, could result in proceedings or actions against the Company by governmental entities or others (e.g., class action privacy litigation), subject the Company to significant penalties and negative publicity, require the Company to change its business practices, increase its costs and adversely affect the business. Data collection, privacy and security have become the subject of increasing public concern. If internet and mobile users were to reduce their use of the Company's websites, mobile platforms, products, and services as a result of these concerns, the business could be harmed.

The Company's operations, its workforce and its ownership of property subject it to various laws and regulatory compliance, which may create uncertainty regarding future expenditures and liabilities.
The Company may be required to incur costs to comply with regulatory requirements, such as those relating to employment practices, environmental requirements, and other regulatory matters, and the costs of compliance, investigation, remediation, litigation, and resolution of regulatory matters could be substantial. The Company may also be required to incur additional costs and commit management resources to comply with proposed regulatory requirements that may become effective in the near future, including ESG initiatives. Any ESG initiatives entered into by the Company may not realize their intended or projected benefits.

The Company is subject to extensive federal and state employment laws and regulations, including wage and hour laws and other pay practices and employee record-keeping requirements. Former Six Flags and Cedar Fair have had to, and the Company may have to, defend against lawsuits asserting non-compliance with such laws and regulations. Such lawsuits can be costly, time consuming and distract management, and adverse rulings in these types of claims could negatively affect the Company's business, financial condition or results of operations.

The Company also is subject to federal, state and local environmental laws and regulations such as those relating to water resources; discharges to air, water and land; the handling and disposal of solid and hazardous waste; and the cleanup of properties affected by regulated materials. Under these laws and regulations, the Company may be required to investigate and clean up hazardous or toxic substances or chemical releases from current or formerly owned or operated facilities or to mitigate potential environmental risks. Environmental laws typically impose cleanup responsibility and liability without regard to whether the relevant entity knew of or caused the presence of the contaminants. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate a property properly, may impair the ability to use, transfer or obtain financing regarding the Company's property.

Adverse litigation judgments or settlements resulting from legal proceedings in which the Company may be involved in the normal course of business could adversely affect its business, financial condition or results of operations.
The Company is subject to allegations, claims and legal actions arising in the ordinary course of business, which may include claims by third parties, including guests who visit the parks, employees or regulators. The outcome of these proceedings cannot be predicted. If any of these proceedings is determined adversely, or if the Company receives a judgment, a fine or a settlement involving a payment of a material sum of money, or injunctive relief is issued against the Company, its business, financial condition or results of operations could be materially adversely affected. Litigation can also be expensive, lengthy and disruptive to normal business operations, including to management due to the increased time and resources required to respond to and address the litigation.

Additionally, from time to time, animal activist and other third party groups may make negative public statements about the Company or bring claims before government agencies or lawsuits against it. Such claims and lawsuits could be based on allegations that the Company does not properly care for some of its featured animals. On other occasions, such claims and/or lawsuits could be specifically designed to change existing law or enact new law in order to impede the Company's ability to retain, exhibit, acquire or breed animals. While the Company seeks to comply with all applicable federal and state laws and will vigorously defend itself in any lawsuits, the outcome of future claims and lawsuits that could be brought against it is uncertain. An unfavorable outcome in any legal proceeding could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, associated negative publicity could adversely affect its reputation, business, financial condition or results of operations.

General Risk Factors

Other factors, including local events, natural disasters, other effects of climate change, pandemics, power outages and terrorist activities, or threats of these events, could adversely impact park attendance and revenues.
Natural disasters, other effects of climate change, public heath crises, epidemics, pandemics, terrorist activities, power outages or other events outside the control of the Company could disrupt its operations, impair critical systems, damage its properties or reduce attendance at the parks or require temporary park closures. Damage to the Company's properties could take a long time to repair and there is no guarantee that the Company would have adequate insurance to cover the costs of repair or the expense of the interruption to the business. Furthermore, natural disasters such as fires, earthquakes or hurricanes may interrupt or impede access to affected properties or require evacuations and may cause attendance at affected properties to decrease for an indefinite period. The occurrence of such events could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, since some of the parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks that could negatively affect the Company's reputation or brand. This may result in a decrease in attendance at the affected parks and could adversely impact the Company's results of operations. The frequency, duration or severity of these activities and the effect that they may have on the Company's business, financial condition or results of operations cannot be predicted.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

As described under Item 1A in this Form 10-K, the Company is subject to risks from cybersecurity threats, including risks relating to maintaining customer and employee data. Cybersecurity is a key focus at multiple levels of the organization, and management has developed policies and procedures to assess, identify and manage risks from cybersecurity threats.

The Board of Directors has ultimate risk oversight of the Company and has assigned monitoring of information technology risk exposures, including cybersecurity, to its Audit and Finance Committee of the Board of Directors. The Audit and Finance Committee regularly meet with the Chief Digital and Technology Officer to monitor the Company's overall cybersecurity risk, assess management’s progress on implementing process and procedure improvements related to cybersecurity, and review long-term and short-term cybersecurity strategies.

The Company has dedicated resources within its information technology department to assess, identify and manage cybersecurity risks. The information technology department, led by the Chief Digital and Technology Officer, consists of employees with extensive cybersecurity experience, including a team of compliance and security associates. Cybersecurity experience within the information technology department includes prior work experience and bachelor's degrees or higher in technology related fields. In addition to internal resources, management engages third-party service providers for additional cybersecurity support, including security risk management services, continuous network monitoring, and assistance with investigation. Management also maintains a system of information technology controls and procedures, including controls and procedures related to authentication and access, recovery plans, and secured backups of data. Management also provides training to its employees about cybersecurity and performs annual preparedness testing. Third party providers involving information technology are identified as part of the contract review process. System and Organizational Controls (“SOC”) reports are reviewed annually for third party providers. The information technology department continuously monitors cybersecurity threats to detect if a cybersecurity incident has occurred. The department uses endpoint detection and response and security information and event management with the assistance of a managed security service provider and internal analysts to detect and identify threats. Management follows the National Institute of Standards and Technology ("NIST") Framework, which enables management to compare the Company against the industry and manage dynamic cybersecurity risks.

If a cybersecurity incident were to occur, including a cybersecurity incident associated with a third-party provider, management has developed an incident response plan to align responsibilities throughout the organization, to activate an appropriate investigation of each incident, to facilitate an efficient and effective response to each incident and to identify actions to prevent similar incidents in the future. The incident response plan is led by executive management, the Chief Digital and Technology Officer and the information technology department and includes a further delegation of incident responsibility to key internal departments. Upon identification of an incident, each incident is assigned an incident materiality rating based on both quantitative and qualitative considerations. Cybersecurity incidents, regardless of materiality, are investigated by the information technology department. Based on the severity of each incident, the incident response is escalated to executive management, the Audit and Finance Committee and/or the Board of Directors, as needed.

Risks from cybersecurity threats could materially affect the Company's business strategy, results of operations or financial condition as described under Item 1A in this Form 10-K, including risks associated with third-party providers. There are no known risks from cybersecurity incidents that have materially affected or are reasonably likely to materially affect the registrant as of the date of this filing.

ITEM 2. PROPERTIES.

OWNED ACREAGE:

Park	Location	Approximate Total Acreage	Approximate Developed Acreage	Approximate Undeveloped Acreage
Canada's Wonderland	Vaughan, Ontario, Canada	295	295	—
Carowinds	Charlotte, N. Carolina and Fort Mill, S. Carolina	400	300	100
Cedar Point Cedar Point Shores	Sandusky, Ohio	860	725	135
Dorney Park	Allentown, Pennsylvania	210	180	30
Kings Dominion	Doswell, Virginia	730	280	450
Kings Island	Mason, Ohio	650	330	320
Knott's Berry Farm Knott's Berry Farm Soak City	Buena Park, California	175	175	—
Michigan's Adventure	Muskegon, Michigan	260	120	140
Schlitterbahn Waterpark and Resort New Braunfels	New Braunfels, Texas	90	75	15
Six Flags Discovery Kingdom	Vallejo, California	125	125	—
Six Flags Fiesta Texas	San Antonio, Texas	220	220	—
Six Flags Great Adventure Six Flags Hurricane Harbor New Jersey Wild Safari Adventure	Jackson, New Jersey	2,105	1,740	365
Six Flags Great America Six Flags Hurricane Harbor Chicago	Gurnee, Illinois	305	275	30
Six Flags Great Escape Resort	Queensbury, New York	375	375	—
Six Flags Hurricane Harbor Arlington	Arlington, Texas	45	45	—
Six Flags Magic Mountain Six Flags Hurricane Harbor Los Angeles	Valencia, California	255	255	—
Six Flags New England	Agawam, Massachusetts	280	280	—
Six Flags St. Louis	Eureka, Missouri	315	300	15
Valleyfair	Shakopee, Minnesota	190	110	80
Worlds of Fun	Kansas City, Missouri	350	255	95
Separately gated water parks are italicized.

The Company also owns a combination amusement and water park located in Bowie, Maryland totaling 525 acres. The property closed following the end of the 2025 operating season and is being marketed for redevelopment as part of the Company's ongoing portfolio optimization efforts.

Each property in the Owned Acreage table is owned in fee simple and is encumbered by the Company's credit agreement and outstanding secured notes, with the exceptions of the land at the location of the Six Flags Resort and Attraction Management program and portions of the six-mile public highway that serves as secondary access route to Cedar Point.

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

(1)    Former Cedar Fair sold the land at California's Great America in June 2022. Concurrently with the sale of the land, Cedar Fair entered into a lease contract that allows the Company to operate the park during a six-year term, and the Company has an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice (see Note 11 to the accompanying consolidated financial statements).

(2)    The leases with EPR Parks, LLC include capital expenditure commitments (see Note 11 to the accompanying consolidated financial statements).

(3)    Six Flags Over Georgia, Six Flags White Water and Six Flags Over Texas are leased from the limited partner of the partnerships that own these parks. Upon lease expiration, the Company has the option to acquire all of the interests of the respective limited partner. The Company has elected to exercise the option for Six Flags Over Georgia and White Water Atlanta and has elected not to exercise the option for Six Flags Over Texas (see Note 7 to the accompanying consolidated financial statements). Following the expiration of the Company's Six Flags Over Texas option, Six Flags Over Texas may be sold with the proceeds applied to redeem the outstanding interests. Alternatively, the remaining units could be put by the unitholders to the Company or the agreement may be extended or amended with new terms.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the consolidated financial statements with the exception of the lawsuits described herein.

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

City of Livonia Employees' Retirement System v. Six Flags Entertainment Corporation
On November 5, 2025, a putative federal securities class action complaint was filed against Six Flags Entertainment Corporation and certain current and former officers and directors in the U.S. District Court for the Northern District of Ohio, captioned City of Livonia Employees’ Retirement System v. Six Flags Entertainment Corp., et al., No. 3:25-cv-02394 (N.D. Ohio) (the "Securities Action"). The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, and alleges, among other things, that the Company’s registration statement and prospectus issued in connection with the July 1, 2024 merger of Former Six Flags and Cedar Fair, L.P. contained untrue statements of fact and/or was materially misleading because it failed to disclose that Former Six Flags had underinvested in its parks and operations and that, as a result, the financial plans in the registration statement were not reasonably achievable or rooted in facts existing at the time of the July 1, 2024 merger. The defendants have not yet responded to the complaint, but intend to defend the action vigorously.

Matthew Whitfield v. Selim Bassoul, et al.
On November 25, 2025, a shareholder derivative complaint was filed against certain current and former officers and directors of the Company in the U.S. District Court for the Northern District of Ohio, captioned Matthew Whitfield v. Selim Bassoul., et al., No. 3:25-cv-02599 (N.D. Ohio). The complaint is generally based on the same allegations as in the Securities Action and asserts claims for, among other things, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and alleged violations of Section 14(a) of the Securities Exchange Act of 1934. The defendants have not yet responded to the complaint, but intend to defend the action vigorously.

C.T. and Judy Martinez v. Six Flags Entertainment Corporation, et al.
A putative class action complaint alleging claims under Title III of the Americans with Disabilities Act ("ADA") and two California statutes was filed December 26, 2023 against Former Six Flags Entertainment Corporation and Magic Mountain LLC in the U.S. District Court for the Eastern District of California. Subsequent to filing, two additional named plaintiffs replaced the original plaintiff, and defendants Park Management Corp. and Six Flags Concord LLC were added as parties. Plaintiffs allege that in violation of the ADA and the California statutes, defendants require a guest with a disability to register with and obtain from the International Board of Credentialing and Continuing Education Standards ("IBCCES") an Individual Accessibility Card ("IAC") at least 48 hours in advance of their park visit in order to receive an "Attraction Access Pass" at the park, which identifies accommodations for the guest. Plaintiffs further allege that in violation of the ADA and the California statutes, a disabled guest must submit on the IBCCES website medical documentation as a result of impermissible inquiries as part of their IAC application. Defendants have denied plaintiffs’ allegations. Plaintiffs moved to certify two nationwide classes for claims under the ADA seeking injunctive relief and attorneys' fees, and two corresponding California subclasses for claims under the California statutes seeking injunctive relief, damages and attorneys' fees. After hearing class-certification arguments in November 2025, the magistrate judge recommended to the district judge in February 2026 that one of the nationwide classes seeking injunctive relief and attorneys’ fees under the ADA be certified and that certification of any other class or subclass be denied. The Company is vigorously defending the action.

Dunn v. Six Flags America LP, et al.
A putative class action complaint, which also includes a claim for individual relief, was filed May 7, 2025 against Six Flags America LP and IBCCES in the Circuit Court for Prince George’s County, Maryland. Plaintiff alleges that in violation of Prince George’s County Code and the common law of negligence and unjust enrichment, disabled persons seeking reasonable accommodations at the Six Flags America park in Bowie, Maryland must first undergo a pre-approval process managed by IBCCES 48 hours in advance of a park visit to obtain an IAC, and as part of the process applicants must submit sensitive personal and medical information. Plaintiff further alleges that in June 2024, she entered the park with her service dog without incident but was informed that without an IAC, she could either leave the park, put her service dog in her car and return, or get a rain check for a return visit, after which plaintiff chose to leave. Plaintiff seeks to certify several classes covering individuals affected by the IAC process or by in‑park denials of accommodations. The complaint seeks injunctive relief, damages, and attorneys’ fees. The case was removed to the U.S. District Court for the District of Maryland in June 2025, following which Six Flags America moved to compel arbitration and stay the action, or alternatively to dismiss, stay, or transfer the case. The case is currently stayed until May 2026, and mediation is currently scheduled for April 2026. The Company is vigorously defending the action.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES.

Six Flags Entertainment Corporation is listed for trading on The New York Stock Exchange under the symbol "FUN". As of February 13, 2026, there were approximately 2,990 registered holders of Six Flags Entertainment Corporation common stock. Item 12 in this Form 10-K includes information regarding equity incentive plans, which is incorporated herein by reference.

The 2024 Credit Agreement, as amended, and fixed rate note agreements include restricted payment provisions, which could limit the Company's ability to pay dividends. See Note 6 to the accompanying consolidated financial statements for additional information.

Shareholder Return Performance Graph

The graph below shows a comparison of the cumulative total return for Six Flags Entertainment Corporation common stock, the S&P 500 Index, the S&P SmallCap 600 Index and the S&P Leisure Facilities Index, assuming investment of $100 on July 2, 2024, the first trading day of the Company's common stock.

	Base Period	Return
	July 2, 2024	December 31, 2024	December 31, 2025
Six Flags Entertainment Corporation	$100.00	$87.79	$27.95
S&P 500 Index	100.00	107.48	126.70
S&P SmallCap 600 Index	100.00	109.98	116.60
S&P Leisure Facilities Index	100.00	110.36	86.21

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Merger Agreement with Former Six Flags

On July 1, 2024, the previously announced merger of equals transaction contemplated by the Merger Agreement, by and among CopperSteel HoldCo, Inc., Cedar Fair, Former Six Flags and Copper Merger Sub, was completed. Upon the consummation of the Mergers, the separate legal existences of each of Copper Merger Sub, Cedar Fair and Former Six Flags ceased, and the Combined Company changed its name to “Six Flags Entertainment Corporation”. The Combined Company trades on the New York Stock Exchange under the ticker symbol "FUN". References to the "Partnership," "Cedar Fair," or "Former Cedar Fair" are to Cedar Fair prior to the Mergers, and references to the "Combined Company" and the "Company" are to Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. The Mergers were entered into to create a leading amusement park operator with an expanded and diversified property portfolio, improved guest experience utilizing the complementary operating capabilities of Cedar Fair and Former Six Flags, and the opportunity for accelerated investment in the Cedar Fair and Former Six Flags properties with the cash flows of the Combined Company. For additional information, see the Explanatory Note in this Annual Report on Form 10-K and Note 2 to the accompanying consolidated financial statements.

The Six Flags Merger was accounted for as a business combination using the acquisition method of accounting. Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. Accordingly, unless indicated otherwise, financial results and disclosures within this Management's Discussion and Analysis as of December 31, 2025, as of December 31, 2024, and for the year ended December 31, 2025 reflect the Combined Company's operations. Financial results and disclosures for the year ended December 31, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through December 31, 2024.

Business Overview

The Company is North America's largest regional amusement park operator with 26 amusement parks, 15 separately gated water parks and nine resorts. Of the 41 amusement and water parks, 37 are located in the United States, two are located in Mexico and two are located in Canada. The parks generate revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Company's principal costs and expenses, which include salaries and wages, operating and maintenance supplies, insurance, advertising, utilities and lease payments, are relatively fixed for a typical operating season and do not vary significantly with attendance. The Company's principal costs and expenses have recently been impacted by increased wage rates, driven both by market rates and statutory rates, higher insurance costs, and general inflation affecting the costs of inventory, services and supplies. The Company acquires rides, attractions, inventory, and supplies from foreign countries, of which many rides and attractions require specialized manufacturing. Changes in import tariffs and trade policies have resulted and may continue to result in increased costs. Potential market disruptions could result in the inability to acquire certain goods timely or at all.

The Company's operations are seasonal. In 2025, approximately 70% of annual attendance and revenue occurred during the second and third quarters. As a result, a substantial portion of the Company's revenues are expected to be generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August. The fall season is also important to the Company's operations due to the popularity of fall and Halloween events. Consequently, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season (for example, the extreme weather events that negatively impacted the Company's results during the second quarter of 2025), there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events can have a disproportionate adverse effect upon revenues.

Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM), as well as by the Chief Financial Officer, the Chief Operating Officer and Senior Vice Presidents. The Company operates within a single reportable segment of amusement and water parks with accompanying resort facilities.

The following operational measures are key performance metrics in the Company's managerial and operational reporting. They are used as major factors in significant operational decisions as they are the primary drivers of financial and operational performance, measuring demand, pricing and consumer behavior. In-park revenues, per capita spending, in-park admissions revenues, admissions per capita spending, in-park product revenues, in-park product per capita spending, and out-of-park revenues are non-GAAP measures.

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

Per capita spending is calculated as revenues generated within the Company's amusement parks and separately gated outdoor water parks along with related parking revenues and online transaction fees charged to customers (in-park revenues), divided by total attendance. Per capita spending is driven by similar factors to attendance and is also impacted by the length of stay of the Company's guests. Major per capita spending categories include admission, food and beverage, merchandise, games and extra-charge products. Extra-charge products include premium benefit offerings such as front-of-line products. Admissions per capita spending is calculated as revenues generated for admission to the Company's amusement parks and separately gated water parks along with related parking revenues and online transaction fees charged to customers (in-park admissions revenues) divided by total attendance. In-park product per capita spending is calculated as all other revenues generated within the Company's amusement parks and separately gated water parks, including food and beverage, merchandise, games and extra-charge offerings (in-park product revenues) divided by total attendance. Beginning in the fourth quarter of 2025, we renamed in-park per capita spending to per capita spending, and we renamed per capita spending on in-park products to in-park product per capita spending. The methodology for calculating these metrics remains unchanged, and therefore any previously reported metrics that are renamed to corresponding metrics remain unchanged.

Out-of-park revenues are defined as revenues from resorts, out-of-park food and merchandise locations, sponsorships, international agreements and all other out-of-park operations. Out-of-park revenues are primarily driven by attendance to the parks and can increase length of stay at the Company's properties as guests purchase hotel rooms and visit out-of-park food and merchandise locations. In addition, higher attendance levels enable the Company to develop long-term corporate sponsorships and co-marketing relationships with well-known national and regional brands.

The following table presents net revenues disaggregated by in-park revenues, including in-park admissions revenues and in-park product revenues, and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (concessionaire remittances) for the periods presented. The results for the year ended December 31, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through December 31, 2024.

	Years Ended December 31,
(In thousands)	2025	2024
In-park admissions revenues	$1,583,339	$1,403,561
In-park product revenues	1,350,144	1,149,925
In-park revenues	2,933,483	2,553,486
Out-of-park revenues	255,454	232,415
Concessionaire remittances	(88,648)	(76,975)
Net revenues	$3,100,289	$2,708,926

Strategy

The near-term operational priorities of the Company focus on accelerating profitability and strengthening the balance sheet. Management intends to drive profitability by offering a higher value proposition to the guest that stimulates incremental demand while simultaneously implementing strategic cost management strategies and organizational improvements. Management plans to simplify product offerings, optimize pricing on a park-by-park basis, tailor marketing strategies to the unique attributes of each park, leverage consumer-facing technologies to strengthen communication channels with guests, adopt innovative processes designed to unlock incremental cost efficiencies, optimize park cost structures toward the performance profile of top performing parks and build the necessary capabilities, systems and operating models to support scalable and sustained execution of these strategies. To strengthen the balance sheet, management aims to benefit from the incremental cash flow that is expected to be produced by these profitability initiatives while also undergoing portfolio optimization. Portfolio optimization is expected to allow management to narrow its strategic focus, reduce ongoing capital expenditure requirements, and limit exposure to liabilities. Together, these actions are intended to create a more focused, resilient and financially flexible organization positioned for long-term success.

Critical Accounting Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the Consolidated Financial Statements and related notes. The following discussion addresses critical accounting estimates, which are those that are most important to the portrayal of the Company's financial condition and operating results or involve a higher degree of judgment and complexity (see Note 1 to the accompanying consolidated financial statements for a complete discussion of significant accounting policies). Application of the critical accounting policies described below involves the exercise of judgment and the use of assumptions as to future uncertainties, and as a result, actual results could differ from these estimates and assumptions.

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

During the measurement period, which may be up to one year from the acquisition date, adjustments to the assets acquired and liabilities assumed may be recorded with the corresponding offset to goodwill. Upon the measurement period's conclusion or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statement of operations and comprehensive (loss) income. Adjustments during the measurement period could have a material effect on the Company's financial position and results of operations in future periods. Acquisition-related expenses are recognized separately from the business combination and expensed as incurred.

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

Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets, including trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in equity price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. The fair value of a reporting unit is established using an income (discounted cash flow) approach, a market approach, or a combination thereof. The income approach uses a reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results are established using management's best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units.

It is possible that assumptions about future performance, as well as the economic outlook and related conclusions regarding valuation, could change adversely, which may result in additional impairment that would have a material effect on the Company's financial position and results of operations in future periods. As discussed in Note 5 to the accompanying consolidated financial statements, certain Former Six Flags and Schlitterbahn reporting units experienced a decline in estimated future cash flows during 2025 as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, and the Company experienced a more significant, sustained decline in its share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter of 2025, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. As a result, a triggering event occurred and impairment charges were recognized during the third quarter of 2025. Valuation assumptions about future performance could adversely change and result in further goodwill and/or trade name impairment that would have a material effect on the Company's financial position and results of operations in future periods. Future valuation assumptions are dependent on numerous factors, including the Company's operating plans for fiscal year 2026 and future years, changes to the Company's long-term strategy and other market conditions.

Self-Insurance Reserves
Self-insurance reserves are recorded for the estimated amounts of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. The ultimate cost for identified claims can be difficult to predict due to the unique facts and circumstances associated with each claim. In addition, management has observed a pattern of increasing litigation and settlement costs in recent years, including exceptionally high verdicts or settlements.

Revenue Recognition
Revenues are generated from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products and the first 12-month non-cancelable period for membership products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration. The number of uses is estimated based on historical usage adjusted for current period trends. In order to calculate revenue recognized on season-long products and the first 12-month non-cancelable period for membership products, management makes significant estimates regarding the estimated number of uses expected for season-long products, including during interim periods. Actual usage could materially differ from these estimates which could potentially result in an inappropriate amount of revenue recognized in a given period.

Income Taxes
The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income at the time of enactment of such change in tax law. Any interest or penalties due for payment of income taxes are included in the provision for income taxes.

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

The Company evaluates its tax positions using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.

There is inherent uncertainty in the estimates used to project the amount of foreign tax credit and state net operating loss carryforwards that are more likely than not to be realized, and the estimates used to evaluate uncertain tax positions. It is possible that future income projections, as well as the economic outlook and related conclusions regarding valuation allowances and uncertain tax positions could change, which may result in additional expense being recorded or may result in additional expense reductions, and which may have a material negative or positive effect on the reported financial position and results of operations in future periods.

Results of Operations

The Results of Operations section includes a discussion and comparison of 2025 and 2024 results. For a discussion regarding 2023 results, including comparisons of 2024 results to 2023 results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025.

2025 vs. 2024

The results for the year ended December 31, 2025 are not directly comparable with the results for the year ended December 31, 2024 because the year ended December 31, 2024 only includes the results of Former Six Flags operations from July 1, 2024 through December 31, 2024. The year ended December 31, 2025 included 5,738 operating days compared with 4,369 operating days for the year ended December 31, 2024, an increase of 1,369 operating days. There were 1,513 operating days for the six-month period ended June 29, 2025 at Former Six Flags parks. The offsetting 144 operating day decrease was primarily driven by the planned removal of lower-volume operating days from the 2025 operating calendar, including the removal of winter events at four parks.

The following table presents key financial information for the Combined Company for the years ended December 31, 2025 and December 31, 2024:

			Increase (Decrease)
	December 31, 2025	December 31, 2024	$	%
	(Amounts in thousands, except for per capita and operating days)
Net revenues	$3,100,289	$2,708,926	$391,363	14.4%
Operating costs and expenses	2,429,353	2,019,781	409,572	20.3%
Depreciation and amortization	486,383	318,113	168,270	52.9%
Loss on retirement of fixed assets, net	40,670	18,064	22,606	125.1%
Loss on impairment of goodwill and other intangibles	1,518,099	42,462	1,475,637	N/M
Loss on other assets	791	—	791	N/M
Operating (loss) income	$(1,375,007)	$310,506	$(1,685,513)	(542.8)%

Other Data:
Attendance	47,388	41,649	5,739	13.8%
Per capita spending	$61.90	$61.31	$0.59	1.0%
Admissions per capita spending	$33.41	$33.70	$(0.29)	(0.9)%
In-park product per capita spending	$28.49	$27.61	$0.88	3.2%
Out-of-park revenues	$255,454	$232,415	$23,039	9.9%
Operating days	5,738	4,369	1,369	31.3%
Net loss margin (1)	(50.0)%	(7.6)%		(42.4)%

N/M    Not meaningful due to the nature of the expense line-item.

(1)    Net loss margin is calculated as net loss divided by net revenues.

For the year ended December 31, 2025, net revenues increased $391.4 million compared with 2024, which included the impact of $499.7 million in net revenues contributed by Former Six Flags operations during the six months ended June 29, 2025. The increase in net revenues reflected the impact of a 5.7 million-visit increase in attendance, the impact of a $0.59, or 1.0% increase in per capita spending and a $23.0 million increase in out-of-park revenues. The 5.7 million-visit increase in attendance included 7.8 million-visits at Former Six Flags parks during the six months ended June 29, 2025. The offsetting 2.1 million-visit decline in attendance was largely driven by a decline in attendance during the second and fourth quarters. The second quarter was impacted by inclement weather at Former Cedar Fair parks, particularly in the Midwest and which also resulted in fewer season pass sales, and fewer operating days primarily due to the planned removal of lower-volume operating days from the 2025 operating calendar. The fourth quarter was impacted by similar factors, including the removal of four winter events and less favorable weather than the prior fourth quarter. The $0.59 increase in per capita spending was due to higher per capita spending on in-park products driven by increased food and beverage and extra-charge spending somewhat offset by lower admissions per capita spending driven by a higher mix of season pass visitation as a percentage of total visitation. The $0.59 increase in per capita spending included a $0.30 increase in per capita spending due to the inclusion of the Former Six Flags parks during the six months ended June 29, 2025. The $23.0 million increase in out-of-park revenues was primarily due to $19.6 million contributed by Former Six Flags operations during the six months ended June 29, 2025, as well as higher sponsorship revenues. The increase in net revenues included a $4.2 million favorable impact of foreign currency exchange rates.

Operating costs and expenses for the year ended December 31, 2025 increased $409.6 million compared with 2024. The increase in operating costs and expenses was the result of a $344.2 million increase in operating expenses, a $37.1 million increase in cost of goods sold and a $28.2 million increase in selling, general, and administrative ("SG&A") expenses. The $344.2 million increase in operating expenses was due to a $384.6 million increase related to Former Six Flags operations during the six months ended June 29, 2025 and increased utility costs of $6.9 million offset by $18.1 million of planned fewer seasonal labor hours, $14.0 million in lower full-time wages, and the impact of a $14.9 million increase to Former Cedar Fair's self-insurance reserves in the prior year (see Note 1 to the accompanying consolidated financial statements). The decrease in full-time wages was driven by a decrease in full-time head count related to recent post-merger productivity and efficiency efforts and a reduction in expected bonus payments due to changes in expected Company performance partially offset by severance expense in the period. Cost of goods sold as a percentage of food, merchandise and games revenue increased 10 basis points ("bps"). The 10 bps increase included a non-recurring charge to cost of goods sold recorded to align inventory standards following the Mergers. The $28.2 million increase in SG&A expenses included $68.0 million of additional expenses related to Former Six Flags operations during the six months ended June 29, 2025 offset by a $75.7 million decrease in costs related to the Mergers. Excluding these factors, SG&A expense increased as a result of $20.1 million of higher technology costs, including integration related costs, $17.6 million in severance and integration-related wages and $5.6 million of higher employee benefits offset by an $18.8 million planned decrease in advertising costs. The increase in operating costs and expenses included a $1.3 million unfavorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the year ended December 31, 2025 increased $168.3 million compared with 2024, which was due to $155.5 million of depreciation expense attributable to Former Six Flags during the six months ended June 29, 2025, and the acceleration of depreciation related to the assets at a combination amusement and water park located in Bowie, Maryland, which closed at the end of the 2025 operating season. The loss on retirement of fixed assets for both periods and the loss on other assets in the current period were due to retirement of assets in the normal course of business. The loss on retirement of fixed assets in the current period included $12.3 million of losses related to Former Six Flags operations during the six months ended June 29, 2025 and $7.0 million of losses related to sunset website and mobile app assets at Former Six Flags.

In connection with the preparation of the financial statements for the third quarter of 2025, management tested the Former Six Flags and Schlitterbahn reporting units, as well as the Six Flags trade name and Schlitterbahn trade name, for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter and due to a more significant, sustained decline in the Company's share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. Management concluded the estimated fair value of these trade names and certain reporting units no longer exceeded their carrying values resulting in a cumulative $1.52 billion impairment recorded during the third quarter of 2025 (see Note 5 to the accompanying consolidated financial statements).

During the third quarter of 2024, management tested the Schlitterbahn reporting unit for impairment due to a decline in estimated future cash flows as a result of changes in planned capital allocations across the Company portfolio following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value resulting in a $42.5 million impairment recorded during the third quarter of 2024.

After the items above, operating loss for 2025 totaled $1.38 billion compared with operating income of $310.5 million for 2024. The amount for 2025 included $162.9 million of operating loss attributable to the Former Six Flags operations during the six months ended June 29, 2025.

Net interest expense for 2025 increased $125.2 million as a result of $93.9 million of interest incurred during the six months ended June 29, 2025 on debt acquired in the Mergers, interest accretion related to the Six Flags Over Georgia call option liability (see Note 7 to the accompanying consolidated financial statements), and additional revolver borrowings in 2025. The loss on early debt extinguishment of $8.0 million in the prior period was attributable to the full redemption of the 2025 senior notes, which were refinanced with a $1.0 billion senior secured term loan facility. Other (income) expense, net primarily represented the remeasurement of U.S. dollar denominated notes to an entity's functional currency.

For 2025, a benefit for income taxes of $164.0 million was recorded compared with a provision for income taxes of $240.8 million for 2024. The decrease in provision for income taxes was primarily attributable to discrete non-cash provision to return adjustments related to the Merger-related windup of the Former Cedar Fair partnership, and the impact of impairment charges, the effects of non-controlling interest distributions, accretion on the Six Flags Over Georgia call option liability, and non-deductible executive compensation which was partially offset by lower pre-tax book income relative to the comparable period.

After the items above and income attributable to non-controlling interests, net loss attributable to Six Flags Entertainment Corporation for 2025 totaled $1.60 billion, or $15.89 per diluted share of common stock. The net loss included $259.4 million of net loss related to the Former Six Flags operations during the six months ended June 29, 2025. Net income attributable to Six Flags Entertainment Corporation for 2024 totaled $231.2 million, or $3.22 per diluted share of common stock and limited partner unit. Net income margin primarily decreased as a result of the cumulative $1.52 billion impairment recorded during the third quarter of 2025.

Modified EBITDA and Adjusted EBITDA

Modified EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Company's credit agreement. Adjusted EBITDA represents Modified EBITDA less net (loss) income attributable to non-controlling interests. Both measures have been included to disclose the effect of non-controlling interests. Prior to the Mergers, Former Cedar Fair did not have net income attributable to non-controlling interests. Modified EBITDA and Adjusted EBITDA are not measurements of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. Management believes Modified EBITDA and Adjusted EBITDA are meaningful measures of park-level operating profitability, and uses them for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is widely used by analysts, investors and comparable companies in the industry to evaluate operating performance on a consistent basis, as well as more easily compare results with those of other companies in the industry. These measures are provided as supplemental measures of the Company's operating results and may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net (loss) income for the years ended December 31, 2025 and December 31, 2024. The results for the year ended December 31, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through December 31, 2024.

	Years Ended December 31,
(In thousands)	2025	2024
Net loss	$(1,549,466)	$(206,665)
Interest expense, net	359,958	234,770
(Benefit) provision for taxes	(163,980)	240,843
Depreciation and amortization	486,383	318,113
EBITDA	(867,105)	587,061
Loss on early debt extinguishment	—	7,974
Non-cash foreign currency (gain) loss	(22,583)	30,557
Non-cash equity compensation expense	64,157	63,809
Loss on retirement of fixed assets, net	40,670	18,064
Loss on impairment of goodwill and other intangibles	1,518,099	42,462
Loss on other assets	791	—
Costs related to the Mergers (1)	48,911	118,336
Severance (2)	44,564	1,397
Self-insurance adjustment (3)	—	14,865
Other (4)	14,138	15,265
Modified EBITDA	841,642	899,790
Net income attributable to non-controlling interests	49,632	24,499
Adjusted EBITDA	$792,010	$875,291

Modified EBITDA margin (5)	27.1%	33.2%

(1)    Consists of third-party legal and consulting transaction costs, as well as integration costs related to the Mergers. Integration costs include third-party consulting costs, costs to integrate information technology systems, integration team salaries and benefits, retention bonuses, maintenance costs to update Former Six Flags parks to Cedar Fair standards and certain legal costs (see Note 2 to the accompanying consolidated financial statements). These costs are added back to net (loss) income to calculate Modified EBITDA and Adjusted EBITDA as defined in the Company's credit agreement.

(2)    Consists of severance and related employer taxes and benefits. During 2025, certain employees, including certain executive level employees, were terminated as part of recent post-merger productivity and efficiency efforts.

(3)    During the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self-insurance reserves resulted in a change in estimate that increased the incurred but not reported ("IBNR") reserves related to these self-insurance reserves by $14.9 million. The increase was driven by an observed pattern of increasing litigation and settlement costs (see Note 1 to the accompanying consolidated financial statements).

(4)    Consists of certain costs as defined in the Company's credit agreement. These costs are added back to net (loss) income to calculate Modified EBITDA and Adjusted EBITDA and include certain legal and consulting expenses; enacted cost savings initiatives related to overhead and administrative costs incurred by Former Six Flags, specifically for insurance premiums, legal costs and information technology costs; certain costs at a combination amusement and water park located in Bowie, Maryland since its closure; repairs for unusual weather events; Mexican VAT taxes on intercompany activity; cost of goods sold recorded to align inventory standards following the Mergers; administrative payments related to the Partnership Parks; and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

(5)    Modified EBITDA margin (Modified EBITDA divided by net revenues) is not a measurement computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. Modified EBITDA margin is provided because management believes the measure provides a meaningful metric of operating profitability. Modified EBITDA margin has been disclosed as opposed to Adjusted EBITDA margin because management believes Modified EBITDA margin more accurately reflects the park-level operations of the Company as it does not give effect to distributions to non-controlling interests.

For 2025, Adjusted EBITDA decreased $83.3 million and Modified EBITDA margin decreased 610 bps compared with 2024. The decreases in Adjusted EBITDA and Modified EBITDA margin were entirely due to lower revenues driven by lower attendance, which were somewhat offset by a reduction in expense, particularly lower labor and advertising costs.

Liquidity and Capital Resources

The Company's principal sources of liquidity include cash from operating activities, funding from long-term debt obligations and existing cash on hand. Due to the seasonality of the business, pre-opening operations are funded with revolving credit borrowings, which are reduced with positive cash flow during the seasonal operating period. Primary uses of liquidity include operating expenses, capital expenditures, interest payments, and income tax obligations. With the Company's revolving credit facility and cash on hand, the Company has sufficient liquidity to satisfy existing cash obligations at least through one year of the filing date of this Form 10-K. The Company's capital allocation priorities include reducing outstanding debt and reinvesting in the business. As such, the Company has not declared a dividend and has no immediate plans to do so.

Capital expenditures for the Company are expected to total between $400 million and $425 million in 2026. Cash interest payments for the Company are expected to range from $320 million to $330 million in 2026. Cash payments for income taxes for the Company, excluding refunds, are expected to range from $25 million to $30 million in 2026.

As of December 31, 2025, deferred revenue totaled $310.8 million, including non-current deferred revenue. This represented an increase of $2.5 million compared with total deferred revenue as of December 31, 2024. The increase in total deferred revenue was largely attributable to higher advanced single day sales and increased deposits on group events and catering.

Cash Flows
The following table presents key cash flow information for the years ended December 31, 2025 and December 31, 2024:

	Years Ended December 31,
	2025	2024
	(Amounts in thousands)
Net cash from operating activities	$327,469	$373,412
Net cash for investing activities	(479,667)	(472,616)
Net cash from financing activities	155,405	117,973
Effect of exchange rate on cash and cash equivalents	4,753	(1,083)
Net increase in cash and cash equivalents	$7,960	$17,686

Net cash from operating activities in 2025 totaled $327.5 million, a decrease of $45.9 million compared with 2024. The decrease was primarily due to lower earnings and higher interest costs somewhat offset by less cash payments for income taxes and merger-related costs.

Net cash for investing activities in 2025 totaled $479.7 million, an increase of $7.1 million compared with 2024. The increase was due to the inclusion of capital expenditures for Former Six Flags parks during the first six months of 2025 and incremental capital expenditures in the current period offset by net cash consideration paid for the Mergers in the prior period.

Net cash from financing activities in 2025 totaled $155.4 million, an increase of $37.4 million compared with 2024. The increase was primarily attributable to higher prior year payments of debt issuance costs and prior year Cedar Fair partnership distributions somewhat offset by higher payments for tax withholding for equity compensation. Net debt borrowings in 2025 largely equaled net debt borrowings in 2024.

For a discussion regarding 2023 cash flows, including comparisons of 2024 cash flows to 2023 cash flows, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025.

Contractual Obligations
As of December 31, 2025, the Company's primary contractual obligations consisted of outstanding long-term debt agreements and related interest, certain obligations pertaining to the Partnership Parks (including the acquisition of all of the outstanding limited partnership interests in Six Flags Over Georgia and White Water Atlanta in January 2027; see Note 7 to the accompanying consolidated financial statements), and various commitments under lease agreements (see Note 11 to the accompanying consolidated financial statements). The Company has also committed to certain capital expenditures of approximately $90 million, most of which will be paid in 2026, and license commitments of approximately $10 million per year through 2030 and $6.7 million per year from 2031 through 2034. Before reduction for debt issuance costs, original issue discount and acquisition fair value layers, the Company's long-term debt agreements as of December 31, 2025 consisted of the following:

•$1,481 million of senior secured term debt, maturing in May 2031 under the 2024 Credit Agreement, as amended. Amortization payments of $15 million per year, paid in equal quarterly installments, are required to be made on the term debt. The term debt bears interest at a rate equal to Term Secured Overnight Financing Rate ("SOFR") plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum. There was $15.0 million of current maturities outstanding and payable within the next twelve months as of December 31, 2025 related to the senior secured term debt facility.

•$500 million of 5.375% senior unsecured notes, previously set to mature in April 2027. Interest was payable under the 2027 senior notes semi-annually in April and October, and the notes were redeemed in full on February 5, 2026 with the proceeds of $1.0 billion of 8.625% senior unsecured notes due 2032 that were issued on January 14, 2026 (the "2032 senior notes", see Note 14 to the accompanying consolidated financial statements).

•$300 million of 6.500% senior unsecured notes, maturing in October 2028. Interest is payable under the 2028 senior notes semi-annually in April and October.

•$500 million of 5.250% senior unsecured notes, maturing in July 2029. Interest is payable under the 2029 senior notes semi-annually in January and July.

•$500 million of 5.500% senior unsecured notes, previously set to mature in April 2027. Interest was payable under the 2027 Six Notes semi-annually in April and October, and the notes were redeemed in full on February 5, 2026 with the proceeds of the 2032 senior notes (see Note 14 to the accompanying consolidated financial statements).

•$800 million of 7.250% senior unsecured notes, maturing in May 2031. Interest is payable under the 2031 Six Notes semi-annually in May and November.

•$850 million of 6.625% senior secured notes, maturing in May 2032. Interest is payable under the 2032 Six Notes semi-annually in May and November.

•$272 million of borrowings under the $850 million senior secured revolving credit facility under the 2024 Credit Agreement, as amended. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on July 1, 2029, following the amendment to the 2024 Credit Agreement and subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $45.8 million as of December 31, 2025, the Company had $532.2 million of availability under the revolving credit facility. Letters of credit are primarily in place to backstop insurance arrangements.

On January 14, 2026, the Company issued $1.0 billion of the 2032 senior notes. The proceeds from the 2032 senior notes, together with cash on hand, were used to redeem the 2027 senior notes and the 2027 Six Notes in full on February 5, 2026, along with accrued and unpaid interest. Interest is payable under the 2032 senior notes semi-annually in January and July of each year with the principal due in full on January 15, 2032. See Note 14 to the accompanying consolidated financial statements.

With respect to the revolving credit facility only, the 2024 Credit Agreement, as amended, includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter except for the quarter in which the consummation of the Mergers occurred. The maximum Net First Lien Leverage Ratio is 5.0x beginning with the test period ending on or about December 31, 2025, with step-downs of 25 bps after every four consecutive quarters, culminating at 4.5x beginning with the test period ending on or about December 31, 2027.

The 2024 Credit Agreement, as amended, and fixed rate note agreements include restricted payment provisions, which could limit the Company's ability to pay dividends. Under the 2024 Credit Agreement, as amended, if the pro forma Net Secured Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 3.00x, the Company can make unlimited restricted payments so long as no event of default has occurred and is continuing. If the pro forma Net Total Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 5.25x, the Company can make restricted payments up to the then-available Cumulative Credit (as defined in the 2024 Credit Agreement), so long as no event of default has occurred and is continuing. Irrespective of any leverage calculations, the Company can make restricted payments not to exceed the greater of 7.0% of Market Capitalization (as defined in the 2024 Credit Agreement) and $200 million annually.

Pursuant to the terms of the indentures governing the Company's senior notes, if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indentures governing the 2028 senior notes, 2029 senior notes and 2031 Six Notes) or the pro forma Net Total Leverage Ratio (as defined in the 2032 senior notes and the 2032 Six Notes) is less than or equal to 5.50x, the Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio and pro forma Net Total Leverage Ratio were greater than 5.50x as of December 31, 2025.

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

Financial and Non-Financial Disclosure About Issuers and Guarantors of Registered Senior Notes

Three tranches of fixed rate senior notes outstanding as of December 31, 2025 were registered under the Securities Act of 1933: the 2027, 2028 and 2029 senior notes, or the "registered senior notes". The 2027 senior notes were redeemed in full on February 5, 2026 (see Note 14 to the accompanying consolidated financial statements). The Company, Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the registered senior notes. Substantially concurrently with the closing and in connection with the Mergers, the Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations under the indentures governing the registered senior notes. Pursuant to the supplemental indentures, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement agreed to fully and unconditionally guarantee the registered senior notes. As a result, the registered senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of the Company (other than the co-issuers) that guarantees the credit facilities under the 2024 Credit Agreement, as amended. A full listing of the issuers and guarantors of the registered senior notes can be found within Exhibit 22.

The registered senior notes each rank equally in right of payment with all of each issuer’s existing and future senior unsecured debt. However, the registered senior notes rank effectively junior to any secured debt to the extent of the value of the assets securing such debt, including under the 2024 Credit Agreement and the 2032 Six Notes.

In the event that the co-issuers (except for the Company) or any subsidiary guarantor is released from its obligations under the 2024 Credit Agreement, such entity will also be released from its obligations under the 2029 senior notes and from its guarantee under the 2028 senior notes. In addition, the co-issuers (except for the Company) or any subsidiary guarantor can be released from its obligations under the registered senior notes under the following circumstances, assuming the associated transactions are in compliance with the applicable provisions of the indentures governing the registered senior notes: i) in the case of co-issuers (other than the Company), any direct or indirect sale, conveyance or other disposition of the capital stock of such entity following which the entity ceases to be a direct or indirect subsidiary of the Company or a sale or disposition of all or substantially all of the assets of such entity made in accordance with the applicable indenture; ii) if such entity is dissolved or liquidated; iii) if an entity is designated as an Unrestricted Subsidiary (as defined in each indenture); iv) in the case of the 2029 senior notes, upon transfer of such entity in a qualifying transaction if following such transfer the entity ceases to be a direct or indirect Restricted Subsidiary (as defined in each indenture) of the Company or is a Restricted Subsidiary that is not a guarantor under any credit facility; or v) in the case of the subsidiary guarantors, upon a discharge of the indenture or upon any legal defeasance or covenant defeasance of the indenture.

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

The following tables provide summarized financial information for each of the co-issuers and guarantors of the registered senior notes (the "Obligor Group") as of December 31, 2025 and December 31, 2024. Each entity that was a co-issuer of the registered senior notes is presented separately. The subsidiaries that guaranteed the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated.

Intercompany balances and transactions between the co-issuers and guarantor subsidiaries were not eliminated. Certain subsidiaries did not guarantee the credit facilities or senior notes (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $188.3 million and $123.6 million as of December 31, 2025 and December 31, 2024, respectively.

Summarized Financial Information (In thousands)	Six Flags Entertainment Corporation	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of December 31, 2025
Current Assets	$59,668	$2,111	$56,479	$887,723	$1,820,677
Non-Current Assets	3,439,598	2,811,157	781,219	1,402,519	4,015,427
Current Liabilities	338,597	2,204,997	22,285	221,884	245,819
Non-Current Liabilities	2,942,007	12,648	363,109	2,129,633	437,733
Balance as of December 31, 2024
Current Assets	$214	$74,710	$58,221	$147,184	$1,928,466
Non-Current Assets	1,878,531	2,196,232	675,573	2,518,804	6,993,517
Current Liabilities	160,229	1,699,979	20,032	227,100	607,921
Non-Current Liabilities	366,315	10,444	365,239	1,877,375	2,918,671

Year Ended December 31, 2025
Net revenues	$—	$416	$158,708	$1,331,570	$1,239,646
Operating (loss) income	(12,255)	(699,605)	53,902	761,762	(1,131,531)
Net (loss) income	(1,131,755)	3,573	110,407	510,909	(515,965)
Year Ended December 31, 2024
Net revenues	$98,489	$489,776	$160,414	$2,007,248	$1,116,695
Operating (loss) income	(8,248)	(159,791)	54,641	126,476	258,298
Net (loss) income	(214,263)	120,777	34,607	—	332,344

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks from fluctuations in interest rates and currency exchange rates on operations in Canada and Mexico, and from time to time, on imported rides and equipment. The objective of the Company's financial risk management is to reduce the potential negative impact of interest rate and foreign currency exchange rate fluctuations to acceptable levels. Market risk sensitive instruments are not acquired for trading purposes.

Interest rate risk is typically managed using a combination of fixed-rate and variable-rate long-term debt. Translation exposures with regard to Canadian and Mexican operations are not hedged.

As of December 31, 2025, variable rate debt included $1,481 million of senior secured term loan facility borrowings and borrowings under an $850 million revolving credit facility under the 2024 Credit Agreement, as amended. Assuming the outstanding senior secured term loan facility borrowings and the daily average balance over the past twelve months on revolving credit borrowings of approximately $387.1 million, a hypothetical 100 bps increase in 30-day SOFR on the variable-rate debt would lead to an increase of approximately $18.7 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar and Mexican peso would have resulted in a $1.1 million decrease in operating loss contributed to the Company's results for the year ended December 31, 2025.

Forward Looking Statements

Some of the statements contained in this report (including the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements as to management's expectations, beliefs, goals and strategies regarding the future. Words such as "anticipate," "believe," "create," "expect," "future," "guidance," "intend," "plan," "potential," "seek," "synergies," "target," "will," "would," similar expressions, and variations or negatives of these words identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond the Company's control and could cause actual results to differ materially from those described in such statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct, that the Company's growth and operational strategies will achieve the target results. Important risks and uncertainties that may cause such a difference and could adversely affect attendance at the Company's parks, future financial performance, and/or the Company's growth strategies, and could cause actual results to differ materially from expectations or otherwise to fluctuate or decrease, include, but are not limited to: failure to realize the anticipated benefits of the Mergers, including difficulty in integrating the businesses of Former Six Flags and Cedar Fair; failure to realize the expected amount and timing of cost savings and operating synergies related to the Mergers; general economic, political and market conditions, including global trade; adverse weather conditions; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; competition for consumer leisure time and spending or other changes in consumer behavior or sentiment for discretionary spending; unanticipated construction delays or increases in construction or supply costs; changes in capital investment plans and projects; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the Company’s operations; the impact of any potential shareholder activism; failure to attract, motivate and retain qualified domestic and international employees and key personnel; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting the Company; acts of terrorism or outbreak of war, hostilities, civil unrest, and other political or security disturbances; and other risks and uncertainties, including those listed under Item 1A in this Form 10-K and in the other filings made from time to time with the SEC. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K and are based on information currently and reasonably known to management. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this report.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Deferred Revenues - Revenue Recognition of Multi-Use Season Long Products for Admission - Refer to Notes 1 and 3 to the consolidated financial statements
Critical Audit Matter Description
The Company defers revenue for its multi-use products, including season-long products for admissions and recognizes revenues over the estimated number of uses. The Company estimates a redemption rate for multi-use season long products for admission using historical and forecasted uses at each park. Revenue is then recognized on a pro-rated basis based on the estimated allocated selling price of the multi-use season long products for admission and the related estimated uses. During the third quarter of 2025, management began selling multi-use season long products for admission for the 2026 operating season. These products include providing the customer park access for the remainder of the 2025 operating season, while also providing the customer with admission for the 2026 operating season.

We identified the evaluation of the estimated redemption rates used to determine the multi-use season long products for admission for selected parks as a critical audit matter because of significant judgments made by management in estimating the amount of revenue that should be recognized in each fiscal year, which in turn led to a high degree of auditor judgment and increased extent of effort.

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
•We tested the completeness of deferred revenue associated with the multi-use season long products for admission for selected parks by making selections from a reciprocal population and determined whether the multi-use attendance product was appropriately recorded as deferred revenue in the general ledger at period end.
•We compared actual guest visits in the current year to the estimated redemption rates.

Goodwill and Other Intangibles - Valuation of the Schlitterbahn and Former Six Flags Reporting Units, and the Six Flags Indefinite-Lived Intangible Asset - Refer to Notes 1 and 5 to the consolidated financial statements
Critical Audit Matter Description
Goodwill and other indefinite-lived intangible assets, comprising largely of trade-names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. The Company determines the fair value of its reporting units using an income (discounted cash flow) approach. The determination of fair value using the income approach requires management to make significant estimates and assumptions related to forecasts of future revenues, earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, terminal growth rates and discount rates based on a weighted-average cost of capital that reflects current market conditions (WACC). The determination of fair value of trade name intangible assets is determined using a relief-from-royalty method, of which requires management to make significant estimates and assumptions related to royalty rates, growth rates in revenues, and discount rates based on a WACC.

As further described in Note 5, the Company tested the Six Flags Fiesta Texas, Six Flags Great Adventure, Six Flags Great America, Six Flags Magic Mountain, Six Flags Mexico, Six Flags New England, Six Flags Over Georgia and Six Flags Over Texas (“Former Six Flags reporting units”), and the Schlitterbahn reporting unit, as well as the Six Flags trade name for impairment in the third quarter of 2025. These reporting units and trade name were tested for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, as well as due to a more significant, sustained decline in the Company's share price through the third quarter when compared to industry peers. Accordingly, the Company concluded the estimated fair value of the Six Flags Fiesta Texas, Six Flags Great Adventure, Six Flags Great America, Six Flags Magic Mountain, Six Flags Mexico, Six Flags Over Georgia, Six Flags Over Texas, and the Schlitterbahn reporting units no longer exceeded their carrying values resulting in impairment charges recorded during the third quarter of 2025 of $103.8 million, $97.4 million, $192.8 million, $533.7 million, $89.3 million, $187.9 million, $86.8 million and $50.7 million, respectively. Management also concluded the estimated fair value of the Six Flags trade name no longer exceeded its carrying value resulting in an impairment charge recorded during the third quarter of 2025 of $169.3 million.

We identified the forecasts of future revenues, EBITDA margins, terminal growth rates and discount rates based on a WACC for the Schlitterbahn reporting unit and former Six Flags reporting units; and a royalty rate, growth rates in revenues, and a discount rate based on a WACC for the Six Flags trade name, as a critical audit matter because of the significant estimates and assumptions made by management when determining the fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to include our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to forecasts of future revenues and EBITDA margins, and the selection of terminal growth rates, discount rates based on a WACC, and a royalty rate.

How the Critical Audit Matter was Addressed in the Audit
Our audit procedures for the Schlitterbahn reporting unit and Former Six Flags reporting units related to the forecasts of future revenues and EBITDA margins and the selection of terminal growth rates and discount rates based on a WACC included the following, among others:
•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the determination of the fair value of Schlitterbahn and Former Six Flags reporting units, such as controls related to management's forecasts of future revenues and EBITDA margins and the selection of terminal growth rates and discount rates based on a WACC.
•We evaluated management's ability to accurately forecast future revenues and EBITDA margins by comparing actual results to management's historical forecasts.
•We evaluated the reasonableness of management's forecasts of future revenues and EBITDA margins by comparing the projections to historical results and certain peer companies.
•With the assistance of our fair value specialists, we evaluated terminal growth rates and discount rates based on a WACC, including testing the underlying source information and the mathematical accuracy of the calculations, and developing ranges of independent estimates and comparing those to the terminal growth rates and discount rates based on a WACC selected by management.

Our audit procedures for the Six Flags trade name, related to the forecasts of future revenues and the selection of a terminal growth rate, discount rate based on a WACC and royalty rate included the following, among others:
•We tested the effectiveness of controls over management's Six Flags trade name impairment evaluation, including those over the determination of the fair value of the Six Flags trade name, such as controls related to management's forecasts of future revenues and the selection of a terminal growth rate, discount rate based on a WACC, and royalty rate.
•We evaluated management's ability to accurately forecast future revenues by comparing actual results to management's historical forecasts.
•We evaluated the reasonableness of management's forecasts of future revenues by comparing the projections to historical results and certain peer companies.
•With the assistance of our fair value specialists, we evaluated the terminal growth rate, discount rate based on a WACC and royalty rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing ranges of independent estimates and comparing those to the terminal growth rate, discount rate based on a WACC, and royalty rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 26, 2026

We have served as the Company's auditor since 2004.

SIX FLAGS ENTERTAINMENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$91,134	$83,174
Receivables	160,283	124,861
Litigation recoveries	48,900	40,000
Income tax receivables	54,360	14,268
Inventories	68,537	71,104
Prepaid insurance	8,962	19,333
Other current assets	40,692	47,130
	472,868	399,870
Property and equipment, gross	7,350,144	6,916,761
Accumulated depreciation	(3,055,385)	(2,619,806)
Property and equipment, net	4,294,759	4,296,955
Goodwill	2,071,680	3,296,523
Other intangibles, net	722,493	897,834
Right-of-use asset	214,986	227,284
Other assets	22,416	12,050
	$7,799,202	$9,130,516
LIABILITIES AND EQUITY
Current Liabilities:
Current maturities of long-term debt	$15,038	$210,000
Accounts payable	74,181	107,056
Deferred revenue	293,061	302,326
Accrued interest	47,413	54,342
Accrued taxes	35,668	41,021
Accrued salaries, wages and benefits	45,807	51,030
Self-insurance reserves	51,335	36,630
Litigation reserves	55,465	61,200
Other accrued liabilities	67,150	63,072
	685,118	926,677
Deferred tax liabilities	488,713	542,583
Lease liabilities	219,290	230,443
NCI call option liability	323,902	290,390
Non-current deferred revenue	17,705	5,925
Non-current self-insurance reserves	99,555	94,084
Other liabilities	14,043	33,663
Long-term debt:
Revolving credit loans	258,386	296,953
Term debt	1,445,809	966,712
Notes	3,461,877	3,459,407
	5,166,072	4,723,072
Commitments and Contingencies (Note 1)
Redeemable non-controlling interests	235,047	241,816
Equity:
Common stock, 101,696 and 100,350 shares outstanding as of December 31, 2025 and December 31, 2024, respectively	1,017	1,004
Additional paid-in-capital	2,245,553	2,207,410
Accumulated deficit	(1,763,369)	(164,271)
Accumulated other comprehensive income (loss)	66,556	(2,280)
	549,757	2,041,863
	$7,799,202	$9,130,516
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Net revenues:
Admissions	$1,584,281	$1,403,932	$925,734
Food, merchandise and games	1,037,799	898,175	613,969
Accommodations, extra-charge products and other	478,209	406,819	258,965
	3,100,289	2,708,926	1,798,668
Costs and expenses:
Cost of food, merchandise and games revenues	269,704	232,556	159,830
Operating expenses	1,720,256	1,376,061	949,527
Selling, general and administrative	439,393	411,164	207,085
Depreciation and amortization	486,383	318,113	157,995
Loss on retirement of fixed assets, net	40,670	18,064	18,067
Loss on impairment of goodwill and other intangibles	1,518,099	42,462	—
Loss on other assets	791	—	—
	4,475,296	2,398,420	1,492,504
Operating (loss) income	(1,375,007)	310,506	306,164
Interest expense, net	359,958	234,770	138,952
Loss on early debt extinguishment	—	7,974	—
Other (income) expense, net	(21,519)	33,584	(5,390)
(Loss) income before taxes	(1,713,446)	34,178	172,602
(Benefit) provision for taxes	(163,980)	240,843	48,043
Net (loss) income	(1,549,466)	(206,665)	124,559
Net (loss) income attributable to non-controlling interests	49,632	24,499	—
Net (loss) income attributable to Six Flags Entertainment Corporation	$(1,599,098)	$(231,164)	$124,559

Net (loss) income	$(1,549,466)	$(206,665)	$124,559
Other comprehensive (loss) income (net of tax):
Foreign currency translation	68,023	(16,975)	(908)
Defined benefit retirement plan	813	(6)	—
Other comprehensive (loss) income (net of tax)	68,836	(16,981)	(908)
Comprehensive (loss) income	(1,480,630)	(223,646)	123,651
Comprehensive (loss) income attributable to non-controlling interests	49,632	24,499	—
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(1,530,262)	$(248,145)	$123,651

Weighted average shares of common stock / LP units outstanding (See Note 1)
Basic	100,662	75,256	50,938
Diluted	100,662	75,256	51,508

(Loss) income attributable to Six Flags Entertainment Corporation per share of common stock / LP unit outstanding (See Note 1)
Basic	$(15.89)	$(3.22)	$2.45
Diluted	$(15.89)	$(3.22)	$2.42
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per unit amounts)

	Shares of Common Stock Outstanding	Limited Partnership Units Outstanding	Common Stock	Additional Paid-in-Capital	Accumulated Deficit	Limited Partners’ Deficit	General Partner’s Deficit	Special L.P. Interests	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	—	52,563	$—	$—	$—	$(612,497)	$(4)	$5,290	$15,609	$(591,602)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	—	—	124,558	1	—	—	124,559
Repurchase of limited partnership units	—	(1,735)	—	—	—	(74,534)	(3)	—	—	(74,537)
Partnership distribution declared ($1.200 per unit)	—	—	—	—	—	(61,106)	—	—	—	(61,106)
Equity-based compensation	—	185	—	—	—	19,747	—	—	—	19,747
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	885	—	—	—	885
Foreign currency translation adjustment, net of tax $(645)	—	—	—	—	—	—	—	—	(908)	(908)
Balance as of December 31, 2023	—	51,013	$—	$—	$—	$(602,947)	$(6)	$5,290	$14,701	$(582,962)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	(153,250)	(77,913)	(1)	—	—	(231,164)
Partnership distribution declared ($0.600 per unit)	—	—	—	—	—	(30,764)	—	—	—	(30,764)
Equity-based compensation	115	237	1	43,065	—	9,730	—	—	—	52,796
Tax effect of units involved in treasury unit transactions	—	—	—	—	—	(152)	—	—	—	(152)
Foreign currency translation adjustment, net of tax $(3,316)	—	—	—	—	—	—	—	—	(16,975)	(16,975)
Defined benefit retirement plan, net of tax $(113)	—	—	—	—	—	—	—	—	(6)	(6)
Effect of Mergers	48,922	—	489	2,550,736	—	—	—	—	—	2,551,225
LP conversion to corporation	51,313	(51,250)	514	(386,391)	—	702,046	7	(5,290)	—	310,886
Other	—	—	—	—	(11,021)	—	—	—	—	(11,021)
Balance as of December 31, 2024	100,350	—	$1,004	$2,207,410	$(164,271)	$—	$—	$—	$(2,280)	$2,041,863
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	—	(1,599,098)	—	—	—	—	(1,599,098)
Equity-based compensation	1,346	—	13	38,143	—	—	—	—	—	38,156
Foreign currency translation adjustment, net of tax $(8,360)	—	—	—	—	—	—	—	—	68,023	68,023
Defined benefit retirement plan, net of tax $(309)	—	—	—	—	—	—	—	—	813	813
Balance as of December 31, 2025	101,696	—	$1,017	$2,245,553	$(1,763,369)	$—	$—	$—	$66,556	$549,757
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,549,466)	$(206,665)	$124,559
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	486,383	318,113	157,995
Loss on early debt extinguishment	—	7,974	—
Loss on impairment of goodwill and other intangibles	1,518,099	42,462	—
Non-cash foreign currency (gain) loss on USD notes	(16,269)	23,596	(5,963)
Non-cash equity-based compensation expense	63,540	63,608	22,611
Deferred income tax (benefit) expense	(152,682)	180,925	(6,757)
Interest accretion on NCI call option liability	34,771	—	—
Other non-cash expenses	25,368	47,606	22,828
Change in operating assets and liabilities:
(Increase) decrease in receivables	(43,832)	(70)	(8,446)
(Increase) decrease in inventories	3,808	9,595	1,281
(Increase) decrease in other assets	4,310	10,738	12,858
Increase (decrease) in accounts payable	(11,800)	(30,714)	(15,079)
Increase (decrease) in deferred revenue	(402)	(89,391)	18,587
Increase (decrease) in accrued interest	(6,931)	(1,690)	414
Increase (decrease) in income and other taxes	(41,590)	(22,018)	9,638
Increase (decrease) in accrued salaries, wages and benefits	(5,958)	(5,361)	(15,993)
Increase (decrease) in self-insurance reserves	20,003	16,421	2,985
Increase (decrease) in other liabilities	117	8,283	4,157
Net cash from operating activities	327,469	373,412	325,675
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(479,667)	(320,819)	(220,422)
Acquisitions, net of cash acquired	—	(151,797)	—
Net cash for investing activities	(479,667)	(472,616)	(220,422)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(43,000)	315,000	—
Term debt borrowings	500,000	1,000,000	—
Term debt payments	(13,778)	(5,000)	—
Note payments	(200,000)	(1,056,867)	—
Repurchase of limited partnership units	—	—	(77,272)
Distributions paid to partners	—	(30,764)	(61,106)
Payment of debt issuance costs	(5,007)	(42,480)	(2,643)
Payments related to tax withholding for equity compensation	(25,384)	(7,304)	(2,865)
Purchase of redeemable non-controlling interests	(7,794)	—	—
Distributions to non-controlling interests	(49,632)	(48,997)	—
Other	—	(5,615)	885
Net cash from (for) financing activities	155,405	117,973	(143,001)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,753	(1,083)	2,047
Net increase (decrease) for the year	7,960	17,686	(35,701)
Balance, beginning of year	83,174	65,488	101,189
Balance, end of year	$91,134	$83,174	$65,488

SUPPLEMENTAL INFORMATION
Cash payments for interest	$335,002	$247,341	$135,714
Interest capitalized	9,883	5,382	4,296
Cash payments for income taxes, net of refunds	34,878	65,058	44,976
Capital expenditures in accounts payable	7,960	28,981	13,438

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
INDEX FOR NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared from the financial records of the Combined Company. The Six Flags Merger was accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Former Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes. The results of Former Six Flags are included in the Combined Company's results from the Closing Date forward. Accordingly, financial results and disclosures as of December 31, 2025, as of December 31, 2024, and for the year ended December 31, 2025 reflect the Combined Company's operations. Financial results and disclosures for the year ended December 31, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through December 31, 2024. Financial results and disclosures for the year ended December 31, 2023 include only Cedar Fair's results before giving effect to the Mergers. References to the "Combined Company" and the "Company" are to Former Cedar Fair, Former Six Flags and Copper Merger Sub after giving effect to the Mergers. References to "Cedar Fair," "Former Cedar Fair," or the "Partnership" are to Cedar Fair prior to the Mergers. The Mergers are described in more detail in Note 2 to the accompanying consolidated financial statements.

(1) Significant Accounting Policies:
The following policies were used in the preparation of the accompanying consolidated financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned or the Company is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation. Substantially concurrently with the closing and in connection with the Mergers, the Company assumed certain obligations regarding Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG"), and Six Flags Over Texas ("SFOT"), and together with SFOG, the "Partnership Parks". The Partnership Parks are not wholly owned, but the Partnership Parks are consolidated as subsidiaries in the consolidated financial statements as it has been determined that the Company has the power to direct the activities of those entities that most significantly impact the entities' economic performance, and the Company has the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the consolidated balance sheet as redeemable non-controlling interests. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is reflected as net income attributable to non-controlling interests in the consolidated statements of operations and comprehensive (loss) income. The carrying amount of redeemable non-controlling interests is recorded at fair value at the date of issuance. Changes in the redemption value are recognized immediately as they occur, and the carrying value of redeemable non-controlling interests is adjusted to equal the redemption value at the end of each reporting period, if greater than the redeemable non-controlling interest carrying value. Therefore, the amount recorded at the end of the reporting period equals what it would be if the end of the reporting period was also the redemption date for the non-controlling interests. An annual review is performed to determine if the fair value of the redeemable units is less than the redemption amount. A charge to earnings is recorded if the fair value of the redeemable units is less than the redemption amount. Following the notification of the Company's intent to exercise the End-of-Term Option for SFOG, the redeemable non-controlling interests related to SFOG were classified as a non-current liability within "NCI Call Option Liability" on the consolidated balance sheet. The liability was recorded at the net present value of the call option price. The difference between the net present value of the call option price and the redemption value was recorded as a deemed dividend within the consolidated statement of equity. The liability will be accreted to the final purchase price over the remaining SFOG term within "Interest expense, net".

Foreign Currency
The U.S. dollar is the Company's reporting currency and the functional currency for most of its operations. The financial statements of its Canadian and Mexican subsidiaries are measured using the Canadian dollar and the Mexican peso as their functional currency, respectively. Assets and liabilities are translated into U.S. dollars at the appropriate spot rates as of the balance sheet date, while income and expenses are translated at average monthly exchange rates. Translation gains and losses are included as components of accumulated other comprehensive income in equity. Gains or losses from remeasuring foreign currency transactions from the transaction currency to functional currency are included in income. Foreign currency (gains) losses for the periods presented were as follows. The results for the year ended December 31, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through December 31, 2024. The results for the year ended December 31, 2023 include only Cedar Fair's results before giving effect to the Mergers.

	Years Ended December 31,
(In thousands)	2025	2024	2023
(Gain) loss on foreign currency related to re-measurement of U.S. dollar denominated notes held in foreign entities	$(16,269)	$23,596	$(5,963)
(Gain) loss on other transactions (1)	(6,459)	7,158	438
(Gain) loss on foreign currency	$(22,728)	$30,754	$(5,525)

(1)    (Gain) loss on other transactions for the years ended December 31, 2025 and December 31, 2024 include the re-measurement of intercompany balances held in the Company's acquired Mexican subsidiary.

Segment Reporting
Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker (CODM). All of the parks provide similar products and services through a similar process to the same class of customer utilizing a consistent method. In addition, the parks share common economic characteristics, in that they show similar long-term growth trends in key industry metrics such as attendance, per capita spending, net revenue, operating margin and operating profit. Based on these factors, the Company has combined its operating segments, which consist of each of the parks' locations, and operates within one reportable segment of amusement and water parks with accompanying resort facilities.

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
A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Assets and liabilities recognized or disclosed at fair value on a recurring basis include debt, the net plan asset for the Former Six Flags pension plan and short-term investments.

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

Property and Equipment
Property and equipment is recorded at cost. Costs incurred to improve the performance or extend the useful life of existing assets are capitalized. Costs to maintain such assets in their original operating condition are expensed as incurred, including repair and maintenance costs for routine and recurring maintenance activities. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets. Depreciation expense totaled $486.2 million in 2025, $317.8 million in 2024, and $157.7 million in 2023. The results for the year ended December 31, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through December 31, 2024. The results for the year ended December 31, 2023 include only Cedar Fair's results before giving effect to the Mergers.

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

Management may elect to first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. If management does not perform a qualitative assessment, or if management determines that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, management calculates the fair value of the reporting unit. The fair value of a reporting unit is established using an income (discounted cash flow) approach, a market approach, or a combination thereof. The income approach uses a reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results are established using management's best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. A market approach estimates fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics of the reporting units. If an impairment is identified, an impairment charge is recognized for the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill.

Other Intangible Assets
Finite-lived intangible assets consist primarily of franchise agreements and the California's Great America trade name. These intangible assets are amortized on a straight-line basis over the life of the agreement, ranging from 10 to 20 years.

Indefinite-lived intangible assets primarily consist of trade names, other than the California's Great America trade name which is finite-lived. Indefinite-lived trade names are reviewed annually for impairment, or more frequently if impairment indicators arise. Management may elect to first perform a qualitative assessment to determine whether it is more likely than not that a trade name is impaired. If management does not perform a qualitative assessment, or if management determines that it is not more likely than not that the fair value of the trade name exceeds its carrying amount, management calculates the fair value of the trade name using a relief-from-royalty model. Principal assumptions under the relief-from-royalty model include royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, terminal value growth rates, and a discount rate based on a weighted-average cost of capital that reflects current market conditions. If an impairment is identified, an impairment charge is recognized for the amount by which the trade name's carrying amount exceeds its fair value. Management assesses indefinite-lived trade names for impairment separately from goodwill.

Self-Insurance Reserves
Self-insurance reserves are recorded for the estimated amounts of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable. Reserves for identified claims are based upon historical claim experience and third-party estimates of settlement costs. Reserves for IBNR claims are based upon claims data history. Self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. During the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self insurance reserves resulted in a change in estimate that increased the IBNR reserves by $14.9 million, which was recorded within "Operating expenses" in the consolidated statements of operations and comprehensive (loss) income. The increase was driven by an observed pattern of increasing litigation and settlement costs. The table below includes the self-insurance reserves recorded as of December 31, 2025 and December 31, 2024, including their locations within the consolidated balance sheets.

(In thousands)	December 31, 2025	December 31, 2024
Self-insurance reserves	$51,335	$36,630
Non-current self insurance reserves	99,555	94,084
Total self-insurance reserves	$150,890	$130,714

Leases
The Company has commitments under various operating and finance leases. Right-of-use assets and lease liabilities are recognized at the present value of the future lease payments at the lease commencement date. The discount rate used to determine the present value of the future lease payments is generally the Company's incremental borrowing rate as the rate implicit in most leases is not readily determinable. As a practical expedient, a relief provided in the accounting standard to simplify compliance, the Company does not recognize right-of-use assets and lease liabilities for leases with an original term of one year or less. The current portion of the lease liability is recorded within "Other accrued liabilities" in the consolidated balance sheets.

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

Due to the Company's seasonal operations, a substantial portion of its revenues are generated from Memorial Day through Labor Day. Most revenues are recognized on a daily basis based on actual guest spend at the properties. Revenues from multi-use products, including season-long products for admission, dining, beverage and other products and the first 12-month non-cancelable period for membership products, are recognized over the estimated number of uses expected for each type of product. The estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration. The number of uses is estimated based on historical usage adjusted for current period trends. Membership products beginning with the 13th month following purchase are recognized straight-line. For any bundled products that include multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and any inherent discounts are allocated based on the gross margin and expected redemption of each performance obligation. The Company does not typically provide for refunds or returns. Sales and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

In some instances, the Company arranges with outside parties ("concessionaires") to provide goods to guests, typically food, merchandise and games, and the Company acts as an agent, resulting in net revenues recorded within the consolidated statements of operations and comprehensive (loss) income. Concessionaire arrangement revenues are recognized over the operating season and are variable. Fixed sponsorship revenues, which are classified as "Accommodations, extra-charge products and other," are recognized over the park operating season which represents the period in which the performance obligations are satisfied. Variable sponsorship revenues are based on achievement of specified operating metrics. Variable revenues are estimated using both historical information and current trends to determine the amount of revenue that is not probable of a significant reversal.

A portion of deferred revenue is typically classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are typically sold beginning in July or August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 17 months after purchase depending on the date of sale. The number of uses expected outside of the next 12 months for each type of product is estimated, and the related deferred revenue is classified as non-current in the consolidated balance sheets.

Except for the non-current deferred revenue described above, contracts with customers typically have an original duration of one year or less. For these short-term contracts, the practical expedient applicable to such contracts is used and the transaction price for the remaining performance obligations as of the end of each reporting period or when the revenue is expected to be recognized is not disclosed. Further, incremental costs of obtaining a contract are recognized as an expense when incurred as the amortization period of the asset would be less than one year. Lastly, consideration for the effects of significant financing components of installment purchase plans is not adjusted because the terms of these plans do not exceed one year.

The Company has entered into international agreements to assist a third party in the planning, design, development and operation of a Six Flags-branded amusement park and water park in Saudi Arabia, Six Flags Qiddiya City and Aquarabia Water Theme Park. These agreements consist of a brand licensing agreement, project services agreement, and management services agreement. These agreements are treated as one contract because they were negotiated with a single commercial objective. Three distinct performance obligations have been identified within the agreement with the third party partner: brand licensing, project services and management services. Each of these performance obligations is distinct, as the third party could benefit from each service on its own with other readily available resources, and each service is separately identifiable from other services in the context of the contract. Revenue is recognized under these international agreements over the relevant service period of each performance obligation based on its relative stand-alone selling price, as determined by management's best estimate. Management reviews the service period of each performance obligation on an ongoing basis and revises the service periods as necessary. Revisions to the relevant service periods of the performance obligations are recognized in the period in which the change is identified and may result in revisions to revenue recognized in future periods.

Advertising Costs
Production costs of commercials and programming are expensed in the year first aired. All other costs associated with advertising, promotion and marketing programs are expensed as incurred, or for certain costs, over each park's operating season. Advertising expense totaled $124.0 million in 2025, $102.9 million in 2024 and $58.7 million in 2023. The results for the year ended December 31, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through December 31, 2024. The results for the year ended December 31, 2023 include only Cedar Fair's results before giving effect to the Mergers.

Equity-Based Compensation
Compensation costs for equity-based awards are measured at fair value on the date of grant. For equity-based awards with market conditions, fair value is determined using an advanced pricing model, such as using a Monte Carlo simulation. The fair value of stock options is estimated using the Black-Scholes option pricing valuation model. Compensation cost is recognized straight-line over the service period. Forfeitures are as recognized as they occur.

Income Taxes
Since the completion of the Mergers, the Company has been subject to U.S. federal income taxes in addition to state and local income taxes as a corporation, as well as foreign income taxes on its foreign subsidiaries. Prior to the completion of the Mergers, Former Cedar Fair was subject to publicly traded partnership tax ("PTP tax") on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal, state and local income taxes on income from its corporate subsidiaries and foreign income taxes on its foreign subsidiary. As such, the total provision (benefit) for taxes prior to the completion of the Mergers included amounts for the PTP tax, as well as federal, state, local and foreign income taxes. The Partnership (Cedar Fair, L.P.) ceased to exist in connection with the Mergers. Income taxes are recognized for the amount of income taxes payable for the current year and for the impact of deferred tax assets and liabilities that represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company accounts for income taxes under the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future book and tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are determined using enacted tax rates expected to apply in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax law is recognized in income at the time of enactment of such change in tax law. Any interest or penalties due for payment of income taxes are included in the provision for income taxes.

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

The Company evaluates its tax positions using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.

Contingencies
The Company is a party to a number of lawsuits in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed in this Annual Report on Form 10-K, are expected to have a material effect in the aggregate on the consolidated financial statements.

Putative Securities Class Action Lawsuit
During the third quarter of 2024, the Company entered into a settlement agreement, subject to court approval, resolving the lawsuit described below. The Company will pay $40.0 million to settle the claims, an amount that will be fully funded by insurance carriers. Therefore, the consolidated balance sheet as of December 31, 2025 included a $40.0 million receivable recorded within "Litigation recoveries" and a corresponding $40.0 million liability recorded within "Litigation reserves". The court approved the settlement agreement in January 2025.

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

City of Livonia Employees' Retirement System v. Six Flags Entertainment Corporation
On November 5, 2025, a putative federal securities class action complaint was filed against Six Flags Entertainment Corporation and certain current and former officers and directors in the U.S. District Court for the Northern District of Ohio, captioned City of Livonia Employees’ Retirement System v. Six Flags Entertainment Corp., et al., No. 3:25-cv-02394 (N.D. Ohio) (the "Securities Action"). The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, and alleges, among other things, that the Company’s registration statement and prospectus issued in connection with the July 1, 2024 merger of Former Six Flags and Cedar Fair, L.P. contained untrue statements of fact and/or was materially misleading because it failed to disclose that Former Six Flags had underinvested in its parks and operations and that, as a result, the financial plans in the registration statement were not reasonably achievable or rooted in facts existing at the time of the July 1, 2024 merger. The defendants have not yet responded to the complaint, but intend to defend the action vigorously.

Matthew Whitfield v. Selim Bassoul, et al.
On November 25, 2025, a shareholder derivative complaint was filed against certain current and former officers and directors of the Company in the U.S. District Court for the Northern District of Ohio, captioned Matthew Whitfield v. Selim Bassoul., et al., No. 3:25-cv-02599 (N.D. Ohio). The complaint is generally based on the same allegations as in the Securities Action and asserts claims for, among other things, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and alleged violations of Section 14(a) of the Securities Exchange Act of 1934. The defendants have not yet responded to the complaint, but intend to defend the action vigorously.

C.T. and Judy Martinez v. Six Flags Entertainment Corporation, et al.
A putative class action complaint alleging claims under Title III of the Americans with Disabilities Act ("ADA") and two California statutes was filed December 26, 2023 against Former Six Flags Entertainment Corporation and Magic Mountain LLC in the U.S. District Court for the Eastern District of California. Subsequent to filing, two additional named plaintiffs replaced the original plaintiff, and defendants Park Management Corp. and Six Flags Concord LLC were added as parties. Plaintiffs allege that in violation of the ADA and the California statutes, defendants require a guest with a disability to register with and obtain from the International Board of Credentialing and Continuing Education Standards ("IBCCES") an Individual Accessibility Card ("IAC") at least 48 hours in advance of their park visit in order to receive an "Attraction Access Pass" at the park, which identifies accommodations for the guest. Plaintiffs further allege that in violation of the ADA and the California statutes, a disabled guest must submit on the IBCCES website medical documentation as a result of impermissible inquiries as part of their IAC application. Defendants have denied plaintiffs’ allegations. Plaintiffs moved to certify two nationwide classes for claims under the ADA seeking injunctive relief and attorneys' fees, and two corresponding California subclasses for claims under the California statutes seeking injunctive relief, damages and attorneys' fees. After hearing class-certification arguments in November 2025, the magistrate judge recommended to the district judge in February 2026 that one of the nationwide classes seeking injunctive relief and attorneys’ fees under the ADA be certified and that certification of any other class or subclass be denied. The Company is vigorously defending the action.

Dunn v. Six Flags America LP, et al.
A putative class action complaint, which also includes a claim for individual relief, was filed May 7, 2025 against Six Flags America LP and IBCCES in the Circuit Court for Prince George’s County, Maryland. Plaintiff alleges that in violation of Prince George’s County Code and the common law of negligence and unjust enrichment, disabled persons seeking reasonable accommodations at the Six Flags America park in Bowie, Maryland must first undergo a pre-approval process managed by IBCCES 48 hours in advance of a park visit to obtain an IAC, and as part of the process applicants must submit sensitive personal and medical information. Plaintiff further alleges that in June 2024, she entered the park with her service dog without incident but was informed that without an IAC, she could either leave the park, put her service dog in her car and return, or get a rain check for a return visit, after which plaintiff chose to leave. Plaintiff seeks to certify several classes covering individuals affected by the IAC process or by in‑park denials of accommodations. The complaint seeks injunctive relief, damages, and attorneys’ fees. The case was removed to the U.S. District Court for the District of Maryland in June 2025, following which Six Flags America moved to compel arbitration and stay the action, or alternatively to dismiss, stay, or transfer the case. The case is currently stayed until May 2026, and mediation is currently scheduled for April 2026. The Company is vigorously defending the action.

Earnings Per Share
For purposes of calculating the basic and diluted earnings per share of common stock and per limited partner unit, as applicable, net (loss) income attributable to Six Flags Entertainment Corporation was not adjusted from the reported amounts for the years ended December 31, 2025 and December 31, 2023, and was adjusted for the deemed dividend recorded as a result of the Company exercising its End-of-Term Option for SFOG for the year ended December 31, 2024 (see Note 7 to the accompanying consolidated financial statements). The share amounts used in calculating the basic and diluted earnings per share of common stock and per limited partner unit, as applicable, for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Years Ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Net (loss) income attributable to Six Flags Entertainment Corporation	$(1,599,098)	$(231,164)	$124,559
Deemed dividend upon exercise of the End-of-Term Option of SFOG	—	(11,019)	—
Net (loss) income attributable to Six Flags Entertainment Corporation for EPS	$(1,599,098)	$(242,183)	$124,559

Basic weighted average shares of common stock / LP units outstanding	100,662	75,256	50,938
Effect of dilutive stock / units:
Deferred stock / units	—	—	53
Performance stock units / units	—	—	56
Restricted stock / units	—	—	461
Diluted weighted average shares of common stock / LP units outstanding	100,662	75,256	51,508
Basic	$(15.89)	$(3.22)	$2.45
Diluted	$(15.89)	$(3.22)	$2.42

There were approximately 2.4 million antidilutive shares excluded from the computation of diluted loss per share of common stock for the year ended December 31, 2025. The antidilutive shares included 0.9 million of outstanding restricted stock and restricted stock units, 1.0 million of outstanding performance stock units and 0.4 million of outstanding stock options. The outstanding performance stock units included all performance stock units outstanding as of December 31, 2025 at target, or 100%. Of the outstanding performance stock units, the maximum payout for the Annual Performance Awards and Initial Post-Merger Awards (as defined in Note 9) is 200%. The maximum payout for the New Hire Award (as defined in Note 9) is 100%.

Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires additional income tax disclosures, including amendments to the rate reconciliation and income taxes paid disclosure. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied on a prospective basis, but retrospective application is permitted. The amendment was adopted by the Company in the first quarter of 2025 on a prospective basis, and the related consolidated financial statement disclosures have been included within this Annual Report of Form 10-K.

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

Reclassifications
As a result of the Mergers, the Company made certain reclassification adjustments to prior period amounts where it adopted the Former Six Flags classification as opposed to the Former Cedar Fair classification. These reclassifications had no net impact on net revenues, operating (loss) income, net (loss) income, cash flows, or total assets, liabilities and equity.
–Certain processing fees charged to customers totaling $31.0 million for the year ended December 31, 2023 have been reclassified from "Accommodations, extra-charge products and other" to "Admissions" in the consolidated statements of operations and comprehensive (loss) income. In addition, the amounts were also reclassified from out-of-park revenues to in-park admissions revenues as defined within Management's Discussion and Analysis.
–Certain expenses, including credit card fees, other revenue processing fees and park level technology and marketing costs, totaling $89.4 million for the year ended December 31, 2023 have been reclassified from "Selling, general and administrative" to "Operating expenses" in the consolidated statements of operations and comprehensive (loss) income.
–Interest income totaling $2.8 million for the year ended December 31, 2023 have been reclassified from "Other (income) expense, net" to "Interest expense, net" in the consolidated statements of operations and comprehensive (loss) income.

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

Upon completion of the Mergers, subject to certain exceptions, (i) each issued and outstanding unit of limited partnership interest in Cedar Fair, including limited partnership interests underlying depositary units representing limited partnership interests on deposit (each a “Cedar Fair Unit” and collectively, the “Cedar Fair Units”) (excluding any (a) units held in the treasury of Cedar Fair or owned by Cedar Fair Management, Inc., the former general partner of Cedar Fair and (b) restricted units of Cedar Fair, which were converted into restricted shares of Combined Company common stock based on the Cedar Fair Exchange Ratio, as further described below), was converted into the right to receive one (1) share of common stock, par value $0.01 per share, of the Combined Company (the “Cedar Fair Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company common stock, without interest and (ii) each issued and outstanding share of common stock, par value $0.025 per share of Former Six Flags (the “Six Flags Common Stock”) (excluding any (a) shares of Six Flags Common Stock held in treasury of Former Six Flags and (b) restricted shares of Former Six Flags, which were converted into restricted shares of the Combined Company common stock based on the Six Flags Exchange Ratio, as further described below), was converted into the right to receive 0.5800 shares of Combined Company common stock (the “Six Flags Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company common stock, without interest. Following the close of the transaction, the holders of the Cedar Fair Units immediately prior to the closing owned approximately 51.2% of the outstanding shares of the Combined Company common stock and the holders of the Six Flags Common Stock immediately prior to the closing owned approximately 48.8% of the outstanding shares of the Combined Company common stock. At the time of the Cedar Fair First Merger when each Cedar Fair Unit was converted into Combined Company common stock, the transaction gave rise to certain deferred tax assets which were accounted for as equity because management concluded the transaction to be amongst shareholders. The adjustment to equity was recorded within "Additional-Paid-in-Capital" and totaled $312.8 million.

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

Goodwill is primarily attributable to expected synergies from combining the operations of Former Cedar Fair and Former Six Flags, as well as intangible assets that do not qualify for separate recognition. The majority of Goodwill is not deductible for tax purposes. Goodwill has been allocated based on the business enterprise values of each of the Former Six Flags properties. Goodwill was subsequently impaired during the third quarter of 2025 (see Note 5 to the accompanying consolidated financial statements).

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

Former Six Flags contributed net revenues of $1.3 billion and $882.0 million, and net loss of $1.5 billion and net income of $30.6 million to the Combined Company for the year ended December 31, 2025 and the six months ended December 31, 2024.

The following unaudited pro forma financial information presents combined results of operations for the year ended December 31, 2024, as if the Mergers had occurred as of January 1, 2023, prepared in accordance with ASC 805. The information below reflects pro forma adjustments based on available information and certain assumptions that management believes are factual and supportable. The unaudited pro forma information includes adjustments primarily related to stock-based compensation expense, interest expense for transaction financing, amortization of deferred assets and liabilities, and depreciation of property, plant and equipment acquired, along with the consequential tax effects, and accounting policy alignments. The unaudited pro forma information is for informational purposes only and is not necessarily indicative of the consolidated results of operations of the combined business had the Mergers actually occurred as of January 1, 2023, or of the results of future operations of the combined business. On an unaudited pro forma basis, combined net revenues totaled $3.28 billion and combined net loss totaled $287.8 million for the year ended December 31, 2024.

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

Of the $302.3 million of current deferred revenue recorded as of January 1, 2025, substantially all of the deferred revenue was recognized by December 31, 2025.

As of December 31, 2025 and December 31, 2024, $17.7 million and $5.9 million of non-current deferred revenue was recorded, respectively, which represented prepaid lease payments for a portion of the California's Great America parking lot, sponsorship deferred revenue and $12.0 million of COVID-19 related benefits as of December 31, 2025. The prepaid lease payments are being recognized through 2027, or through the sale-leaseback period for the land under California's Great America. The sponsorship deferred revenue is being recognized through 2029, and the COVID-19 related benefits are being recognized through 2032.

Payment is due immediately on the transaction date for most products. The receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, including memberships, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. The Company is not exposed to a significant concentration of customer credit risk. As of December 31, 2025 and December 31, 2024, a $12.0 million and $9.3 million allowance for doubtful accounts was recorded, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
As of December 31, 2025 and December 31, 2024, property and equipment was classified as follows:

(In thousands)	December 31, 2025	December 31, 2024

Land	$805,958	$802,984
Land improvements	906,932	845,950
Buildings	1,545,380	1,477,595
Rides and equipment	3,926,345	3,574,808
Construction in progress	165,529	215,424
Property and equipment, gross	7,350,144	6,916,761
Accumulated depreciation	(3,055,385)	(2,619,806)
Property and equipment, net	$4,294,759	$4,296,955

On May 1, 2025, the Company announced that it would close its amusement and water park located in Bowie, Maryland following the end of the 2025 operating season. The property on which the amusement and water park is located, which is approximately 500 acres, is being marketed for redevelopment as part of the Company's ongoing portfolio optimization efforts. As a result, the estimated useful lives of the remaining property and equipment at this property were updated to depreciate through October 2025, or the end of the 2025 operating season resulting in an approximate $19 million increase in depreciation expense in 2025. As the property and equipment will be disposed significantly before the end of their previously estimated useful lives, the long-lived assets at the property were tested for impairment during the second quarter of 2025, which resulted in no impairment.

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

Goodwill and other indefinite-lived intangible assets, including trade names, are reviewed for impairment annually, or more frequently if indicators of impairment exist. In connection with the preparation of the financial statements for the third quarter of 2025, management tested the Former Six Flags reporting units, including Six Flags Fiesta Texas, Six Flags Great Adventure, Six Flags Great America, Six Flags Magic Mountain, Six Flags Mexico, Six Flags New England, Six Flags Over Georgia and Six Flags Over Texas, and the Schlitterbahn reporting unit, as well as the Six Flags trade name and Schlitterbahn trade name for impairment. These reporting units and trade names were tested for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, as well as due to a more significant, sustained decline in the Company's share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. Management concluded the estimated fair value of the Six Flags Fiesta Texas, Six Flags Great Adventure, Six Flags Great America, Six Flags Magic Mountain, Six Flags Mexico, Six Flags Over Georgia, Six Flags Over Texas, and the Schlitterbahn reporting units no longer exceeded their carrying values resulting in impairment charges recorded during the third quarter of 2025 of $103.8 million, $97.4 million, $192.8 million, $533.7 million, $89.3 million, $187.9 million, $86.8 million and $50.7 million, respectively. Management also concluded the estimated fair value of the Six Flags trade name and Schlitterbahn trade name no longer exceeded their carrying values resulting in impairment charges recorded during the third quarter of 2025 of $169.3 million and $6.4 million, respectively. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the consolidated statements of operations and comprehensive (loss) income.

The Schlitterbahn trade name and Schlitterbahn reporting unit were also tested for impairment during the third quarter of 2024 due to a decline in estimated future cash flows as a result of changes in planned capital allocations across the Company portfolio following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value resulting in a $42.5 million impairment recorded during the third quarter of 2024. The impairment charge was equal to the amount by which the carrying amount exceeded fair value and was recorded in "Loss on impairment of goodwill and other intangibles" within the consolidated statements of operations and comprehensive (loss) income.

Subsequent to the impairment adjustments described above, management performed its annual impairment test as of the first day of the fourth quarter in 2025, and concluded there was no further impairment of the carrying value of goodwill or other indefinite-lived intangible assets. Management makes significant estimates calculating the fair value of reporting units and trade names. Actual results could materially differ from these estimates.

The fair value of reporting units in 2025 was established using an income (discounted cash flow) approach. The income approach uses each reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results were established using best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions included terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Any impairment charges recognized were for the amount by which the reporting unit's carrying amount exceeded its fair value. The fair value of trade names was calculated using a relief-from-royalty method. Any impairment charges recognized were for the amount by which the trade name's carrying amount exceeded its fair value. Management makes significant estimates calculating the fair value of reporting units and trade names. Valuation assumptions about future performance could adversely change and result in further goodwill and/or trade name impairment that would have a material effect on the Company's financial position and results of operations in future periods. Future valuation assumptions are dependent on numerous factors, including the Company's operating plans for fiscal year 2026 and future years, changes to the Company's long-term strategy and other market conditions.

Changes in the carrying value of goodwill for the years ended December 31, 2025 and December 31, 2024 were:

(In thousands)	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2023	$438,422	$(173,797)	$264,625
Mergers	3,079,169	—	3,079,169
Impairment	—	(42,462)	(42,462)
Foreign currency translation	(4,809)	—	(4,809)
Balance as of December 31, 2024	3,512,782	(216,259)	3,296,523
Mergers	64,711	—	64,711
Impairment	—	(1,343,013)	(1,343,013)
Foreign currency translation	53,459	—	53,459
Balance as of December 31, 2025	$3,630,952	$(1,559,272)	$2,071,680

As of December 31, 2025 and December 31, 2024, other intangible assets consisted of the following:

(In thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2025
Trade names (1)	5.5 years	$722,702	$(444)	$722,258
License / franchise agreements	18.8 years	709	(474)	235
Total other intangible assets		$723,411	$(918)	$722,493

December 31, 2024
Trade names (1)	5.5 years	$897,864	$(317)	$897,547
License / franchise agreements	15.9 years	1,147	(860)	287
Total other intangible assets		$899,011	$(1,177)	$897,834

(1)    Trade name amortization represents amortization of the California's Great America trade name. The gross carrying amount of the California's Great America trade name totals $0.7 million and is being amortized through 2027, or through the sale-leaseback period for the land under California's Great America. Other trade names are indefinite-lived.

Amortization expense of finite-lived other intangible assets for 2025, 2024 and 2023 was immaterial and is expected to be immaterial going forward.

(6) Long-Term Debt:
Long-term debt as of December 31, 2025 and December 31, 2024 consisted of the following:

(In thousands)	December 31, 2025	December 31, 2024
Revolving credit facility averaging 6.4% in 2025 and 7.4% in 2024	$272,000	$315,000
Term loan averaging 6.3% in 2025 and 7.1% in 2024	1,481,221	995,000
Former Cedar Fair notes
2027 senior unsecured notes at 5.375%	500,000	500,000
2028 senior unsecured notes at 6.500%	300,000	300,000
2029 senior unsecured notes at 5.250%	500,000	500,000
Former Six Flags notes
2025 senior secured notes at 7.000%	—	200,000
2027 senior unsecured notes at 5.500%	500,000	500,000
2031 senior unsecured notes at 7.250%	800,000	800,000
2032 senior secured notes at 6.625%	850,000	850,000
	5,203,221	4,960,000
Less current portion	(15,038)	(210,000)
	5,188,183	4,750,000
Less debt issuance costs and original issue discount	(43,336)	(49,562)
Plus acquisition fair value layers	21,225	22,634
Long-term debt	$5,166,072	$4,723,072
Term Debt and Revolving Credit Facilities
On May 1, 2024, Former Cedar Fair entered into a credit agreement (the "2024 Credit Agreement"), which included a $1.0 billion senior secured term loan facility and $300 million revolving credit facility. The revolving credit facility replaced the existing revolving credit facility under Former Cedar Fair's prior credit agreement (the "2017 Credit Agreement"). Upon consummation of the Mergers, the 2024 Credit Agreement was assumed by the Company, subsidiaries of Former Six Flags became borrowers and/or guarantors under the 2024 Credit Agreement, and the 2024 Credit Agreement was amended (the "First Amendment"). The facilities provided under the 2024 Credit Agreement are collateralized by substantially all of the assets of Former Cedar Fair, its wholly owned domestic subsidiaries and its Canadian subsidiary that is a borrower under the 2024 Credit Agreement, and the subsidiaries of Former Six Flags that are co-issuers and/or guarantors under the 2025 Six Notes (as defined below) and/or the 2032 Six Notes (as defined below), subject to customary exceptions set forth in the 2024 Credit Agreement, as amended.

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

On June 27, 2025, the Company further amended the 2024 Credit Agreement (the "Second Amendment"). As a result of the Second Amendment, an additional $500 million of senior secured term loan facility was incurred. The proceeds from the additional senior secured term loan facility were used to redeem the remaining 2025 Six Notes (as defined below) and a portion of the then-outstanding revolving credit facility borrowings. The senior secured term loan facility under the 2024 Credit Agreement, as amended, requires amortization payments of $15.0 million per year, payable in equal quarterly installments; matures on May 1, 2031; and bears interest at Term SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum.

There was $272 million of gross outstanding borrowings under the revolving credit facility as of December 31, 2025. The 2024 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit totaling $45.8 million, the Company had $532.2 million of availability under its revolving credit facility as of December 31, 2025.

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

Former Cedar Fair Notes
In April 2017, Former Cedar Fair issued $500 million of 5.375% senior unsecured notes due 2027 ("2027 senior notes"). Interest was payable under the 2027 senior notes semi-annually in April and October, with the principal due in full on April 15, 2027. The 2027 senior notes were redeemed in full on February 5, 2026 with the proceeds of the 2032 senior notes (see Note 14 to the accompanying consolidated financial statements). The redemption price was $500 million in aggregate principal amount, plus accrued interest to the redemption date.

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

Substantially concurrently with the closing and in connection with the Mergers, the Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations under the indentures governing the 2027 senior notes, 2028 senior notes and 2029 senior notes (collectively, the "Cedar Fair Notes"). In addition, under the supplemental indentures for the Cedar Fair Notes, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement, as amended, agreed to fully and unconditionally guarantee the Cedar Fair Notes.

Former Six Flags Notes
Substantially concurrently with the closing and in connection with the Mergers, the Company entered into supplemental indentures to assume all of Former Six Flags’ obligations under its outstanding notes, including:

–$56.9 million of 4.875% senior unsecured notes due July 2024 ("2024 Six Notes"). The Company paid the remaining outstanding balance of the 2024 Six Notes on July 31, 2024.

–$365.0 million of 7.000% senior secured notes due 2025 ("2025 Six Notes"). $165 million of the outstanding balance of the 2025 Six Notes was paid on July 1, 2024, and the remaining balance of the 2025 Six Notes was paid on June 27, 2025 with the proceeds of the additional $500.0 million of senior secured term loan borrowings as a result of the Second Amendment.

–$500.0 million of 5.500% senior unsecured notes due 2027 ("2027 Six Notes"). Interest was payable under the 2027 Six Notes semi-annually in April and October, with the principal due in full on April 15, 2027. The 2027 Six Notes were redeemed in full on February 5, 2026 with the proceeds of the 2032 senior notes. The redemption price was $500.0 million in aggregate principal amount, plus accrued interest to the redemption date.

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

As market conditions warrant, the Company may from time to time repurchase outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
With respect to the revolving credit facility only, the 2024 Credit Agreement, as amended, includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter except for the quarter in which the consummation of the Mergers occurred. The maximum Net First Lien Leverage Ratio is 5.0x beginning with the test period ending on or about December 31, 2025, with step-downs of 25 bps after every four consecutive quarters, culminating at 4.5x beginning with the test period ending on or about December 31, 2027.

The 2024 Credit Agreement, as amended, and fixed rate note agreements include restricted payment provisions, which could limit the Company's ability to pay dividends. Under the 2024 Credit Agreement, as amended, if the pro forma Net Secured Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 3.00x, the Company can make unlimited restricted payments so long as no event of default has occurred and is continuing. If the pro forma Net Total Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 5.25x, the Company can make restricted payments up to the then-available Cumulative Credit (as defined in the 2024 Credit Agreement), so long as no event of default has occurred and is continuing. Irrespective of any leverage calculations, the Company can make restricted payments not to exceed the greater of 7.0% of Market Capitalization (as defined in the 2024 Credit Agreement) and $200 million annually.

Pursuant to the terms of the indentures governing the Company's senior notes, if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indentures governing the 2028 senior notes, 2029 senior notes and 2031 Six Notes) or the pro forma Net Total Leverage Ratio (as defined in the 2032 senior notes and the 2032 Six Notes) is less than or equal to 5.50x, the Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio and pro forma Net Total Leverage Ratio were greater than 5.50x as of December 31, 2025.

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

(7) Non-Controlling Interests:
Substantially concurrently with the closing and in connection with the Mergers, the Company assumed certain obligations regarding the Partnership Parks. Obligations related to the Partnership Parks continue until 2027. Such obligations include:

(i) Minimum annual distributions of approximately $93.5 million in 2026 (subject to cost of living adjustments) to the limited partners of the partnership entities (the "Georgia Partnership" with respect to SFOG and the "Texas Partnership" with respect to SFOT) that own the Partnership Parks. Based on the Company's ownership of units as of December 31, 2025, the Company's share of the distribution will be approximately $42.6 million.

(ii) Minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.00% of the Partnership Parks’ revenues. The capital expenditures at the Partnership Parks is expected to be in excess of the minimum required expenditures for 2026 and was in excess of the minimum required expenditures for 2025.

(iii) An annual offer to purchase all outstanding limited partnership units at the Specified Price (defined below) to the extent tendered by the unitholders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid no later than May 15th of that year (the "Partnership Park Put"). The Company is required to repurchase such limited partnership units through May 15, 2026 in the case of the Georgia Partnership and May 15, 2027 in the case of the Texas Partnership. As the Company purchases additional units, it is entitled to a proportionate increase in its share of the minimum annual distributions. As part of the 2025 annual offering, the Company purchased 0.250 limited partnership units of the Georgia Partnership for $1.0 million and 3.085 units of the Texas Partnership for $6.8 million.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the specified price of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, Former Six Flags adjusted the annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the minimum price floor, the implied valuation of the Partnership Parks using the Specified Price, if determined as of December 31, 2025, is $409.7 million in the case of SFOG and

$527.4 million in the case of SFOT. As of December 31, 2025, the Company owned approximately 32.1% and 55.4% of the Georgia limited partner interests and Texas limited partner interests, respectively.

(iv) Either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option that the Company does not then own (the "End-of-Term Option") upon the earlier of the occurrence of specified events and the end of the term of the partnership that hold the Partnership Parks in 2027 in the case of SFOG and 2028 in the case of SFOT, or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership.

The agreements for the Georgia Partnership and Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships when the agreements were executed was $250.0 million and $374.8 million for SFOG and SFOT, respectively.

On December 17, 2024, the Company provided notice to the Georgia Partnership of its exercise of the End-of-Term Option relating to SFOG. In addition to the outstanding limited partnership interests, the Company will acquire certain related entity general partnership and managing member interests in January 2027. As of December 31, 2025, the agreed-upon value, as adjusted for CPI, would be $518.1 million for SFOG. The agreed-upon value, if determined as of December 31, 2025, multiplied by the 67.9% of units held by the limited partner for SFOG represent $355.2 million that would be required to be paid to the limited partner of SFOG at the End-of-Term Option. The actual agreed upon value of the End-of-Term Option will be further adjusted by CPI until the end of each respective agreement and reduced by any units put to the Company through the annual Partnership Park Put in 2026.

On January 5, 2026, the Company announced that it would not exercise the End-of-Term Option related to SFOT. Following the expiration of the Company's option, the Texas Partnership entities may be sold with the proceeds applied to redeem the outstanding interests. Alternatively, the remaining units could be put by the unitholders to the Company or the agreement may be extended or amended with new terms. The Company will continue to operate and manage SFOT pursuant to the existing partnership agreement, and it will continue to make capital investments and minimum distribution payments as required.

Cash flows from operations at the Partnership Parks are used to satisfy the above requirements before any funds are required from the Company. After the payment of the minimum distribution, the Company is entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash is distributed first to any management fee in arrears and then towards the repayment of any interest and principal on intercompany loans. Any additional cash, to the extent available, is distributed 95% to the Company in the case of SFOG and 92.5% to the Company in the case of SFOT. The Partnership Parks spent approximately $54.1 million of cash in 2025, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to the Company primarily due to increased capital spending at both SFOG and SFOT.

Former Six Flags entered into a Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner, and an affiliate of Time Warner (an indirect subsidiary of AT&T Inc. as a result of a merger in 2018), pursuant to which, among other things, Former Six Flags transferred to Time Warner (which has guaranteed all of the obligations under the Partnership Park arrangements) record title to the corporations that own the entities that purchase limited partnership units of the Partnership Parks, and Former Six Flags received an assignment from Time Warner of all cash flow received on such limited partnership units, and the Company otherwise controls such entities. In addition, Former Six Flags issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of default by the Company under the Subordinated Indemnity Agreement or of the Company's obligations to the partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If the Company satisfies all such obligations, Time Warner is required to transfer to the Company the entire equity interests of these entities at the end of the term, which is 2027 for the Georgia Partnership and 2028 for the Texas Partnership.

As described above and following the notification of the Company's intent to exercise the End-of-Term Option of the Georgia Partnership, the redeemable non-controlling interests related to the Georgia Partnership are classified as a non-current liability, specifically "NCI call option liability", within the consolidated balance sheet. The liability was recorded at the net present value of the call option price as of December 31, 2024. The difference between the net present value of the call option price and the redemption value was recorded as a deemed dividend to retained earnings within the consolidated statements of equity for the year ended December 31, 2024. The liability will be accreted to the final purchase price over the remaining Georgia Partnership term. For the year ended December 31, 2025, $34.8 million of accretion was recorded as interest expense within the consolidated statements of operations and comprehensive (loss) income

The Company will continue to have the obligation to purchase, at the Specified Price, any units of SFOG that unitholders elect to put as part of the annual Park Partnership Put in 2026. If all put options of the Georgia Partnership were exercised, the redemption value would be $278.3 million as of December 31, 2025. Changes in the put option redemption value of the Georgia Partnership for the years ended December 31, 2025 and December 31, 2024 were:

(In thousands)	SFOG
Balance as of December 31, 2023	$—
Mergers	291,628
Distributions earned by non-controlling interests	12,258
Distributions paid to non-controlling interests	(24,515)
Balance as of December 31, 2024	279,371
Purchase of redeemable units	(1,024)
Distributions earned by non-controlling interests	25,132
Distributions paid to non-controlling interests	(25,132)
Balance as of December 31, 2025	$278,347

Changes in the call option liability of the Georgia Partnership for the years ended December 31, 2025 and December 31, 2024 were:

(In thousands)	SFOG
Balance as of December 31, 2023	$—
Mergers	291,628
Distributions earned by non-controlling interests	12,258
Distributions paid to non-controlling interests	(24,515)
Call option premium over put option redemption value	67,797
Net present value discount	(56,778)
Balance as of December 31, 2024	290,390
Purchase of redeemable units	(1,024)
Gain on purchase of units at put option price	(235)
Interest accretion	34,771
Balance as of December 31, 2025	$323,902

Changes in the put option redemption value of the Texas Partnership for the years ended December 31, 2025 and December 31, 2024 were:

(In thousands)	SFOT
Balance as of December 31, 2023	$—
Mergers	254,057
Distributions earned by non-controlling interests	12,241
Distributions paid to non-controlling interests	(24,482)
Balance as of December 31, 2024	241,816
Purchase of redeemable units	(6,769)
Distributions earned by non-controlling interests	24,500
Distributions paid to non-controlling interests	(24,500)
Balance as of December 31, 2025	$235,047

(8) Income and Partnership Taxes:
Since the completion of the Mergers, the Company has been subject to U.S. federal income taxes in addition to state and local income taxes as a corporation, as well as foreign income taxes on its foreign subsidiaries. Prior to the completion of the Mergers, Former Cedar Fair was subject to publicly traded partnership tax ("PTP tax") on certain partnership level gross income (net revenues less cost of food, merchandise, and games revenues), state and local income taxes on partnership income, U.S. federal, state and local income taxes on income from its corporate subsidiaries and foreign income taxes on its foreign subsidiary. As such, the total provision (benefit) for taxes prior to the completion of the Mergers included amounts for the PTP tax, as well as federal, state, local and foreign income taxes. The Partnership (Cedar Fair, L.P.) ceased to exist in connection with the Mergers. Income taxes are recognized for the amount of income taxes payable for the current year and for the impact of deferred tax assets and liabilities that represent future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The following table summarizes the domestic and foreign components of the Company's income taxes for the years ended December 31, 2025, 2024 and 2023 were as follows:

(In thousands)	2025	2024	2023
Domestic	$(1,665,762)	$25,541	$114,878
Foreign	(47,684)	8,637	57,724
Total (loss) income before taxes	$(1,713,446)	$34,178	$172,602

The provision for income taxes was comprised of the following for the years ended December 31, 2025, 2024 and 2023:

(In thousands)	2025	2024	2023
Current federal	$(27,066)	$32,126	$35,656
Current state and local	(6,901)	12,755	3,754
Current foreign	22,669	15,037	15,390
Total current	(11,298)	59,918	54,800
Deferred federal, state and local	(140,517)	184,354	(8,710)
Deferred foreign	(12,165)	(3,429)	1,953
Total deferred	(152,682)	180,925	(6,757)
Total (benefit) provision for income taxes	$(163,980)	$240,843	$48,043

The provision for income taxes for the corporate subsidiaries differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before taxes for the year ended December 31, 2025 in accordance with the guidance after the adoption of ASU 2023-09. The sources and tax effects of the differences were as follows:

(in thousands)	2025
Pre-tax income	$(1,713,446)

US Federal statutory rate	$(359,824)	21.00%
State and local income taxes, net of Federal income tax effects (1)	(33,553)	1.96%
Foreign tax effects
Mexico
Impairment of goodwill	18,758	(1.09)%
Other	2,534	(0.15)%
Other foreign jurisdictions	(763)	0.04%
Effect of cross-border tax laws
International income inclusions (net of FTCs)	(823)	0.05%
Tax credits
General business credit	(4,478)	0.26%
Changes in valuation allowances	15,881	(0.93)%
Nontaxable of nondeductible items
Impairment of goodwill	252,494	(14.74)%
Effect of non-controlling interest income distribution	(10,423)	0.61%
Interest accretion on NCI call option liability	7,302	(0.43)%
Non-deductible employee compensation	11,637	(0.68)%
Other	4,668	(0.27)%
Other
Merger-related windup of the Former Cedar Fair partnership (2)	(58,456)	3.41%
Other	(8,934)	0.53%
Effective tax rate	$(163,980)	9.57%
(1)During the year ended December 31, 2025, state taxes in California, New Jersey, and Virginia comprised greater than 50% of the tax effect in this category.

(2)Merger-related windup of the Former Cedar Fair partnership includes return to provision deferred tax adjustments over final merger related step ups in tax basis.

The provision for income taxes for the corporate subsidiaries differed from the amount computed by applying the U.S. federal statutory income tax rate of 21% to income before taxes for the years ended December 31, 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09. The sources and tax effects of the differences were as follows:

(In thousands)	2024	2023
Income tax provision based on the U.S. federal statutory tax rate	$7,177	$36,246
Partnership loss (income) not subject to corporate income tax	15,781	(14,624)
Effect of non-controlling interest income distribution	(5,145)	—
Effect of state and local taxes, net of federal tax benefit	6,365	4,157
Change in valuation allowance	2,938	9,703
Non-deductible employee compensation	1,999	—
Uncertain tax positions	(1,096)	—
Tax credits (including foreign tax credits)	(7,525)	(16,782)
Change in U.S. tax law	441	332
Foreign currency translation loss (gains)	8,087	(1,821)
US Federal effects on international inclusions	8,083	11,405
Foreign rate differential	1,703	3,436
Change in tax status (1)	194,785	—
PTP tax	5,344	14,255
Nondeductible expenses and other	1,906	1,736
Total provision for income taxes	$240,843	$48,043

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

Significant components of deferred tax assets and liabilities as of December 31, 2025 and December 31, 2024 were as follows:

(In thousands)	2025	2024
Compensation	$16,356	$20,630
Accrued expenses	57,707	49,759
Foreign tax credits	53,230	40,003
Tax attribute carryforwards	224,442	153,069
Foreign currency translation	6,355	6,841
Deferred revenue	8,043	56,572
Lease liabilities	54,204	57,188
Deferred tax assets	420,337	384,062
Valuation allowance	(130,187)	(128,192)
Net deferred tax assets	290,150	255,870
Property and equipment	(508,787)	(526,711)
Intangibles	(155,017)	(222,959)
Partnership park outside basis difference	(67,521)	—
Right-of-use assets	(46,318)	(48,783)
Deferred tax liabilities	(777,643)	(798,453)
Net deferred tax liabilities	$(487,493)	$(542,583)

As of December 31, 2025, the Company had federal net operating losses of $57.2 million, which are indefinite lived. As of December 31, 2025, the Company had state net operating loss carryforwards of $71.1 million, which begin to expire in 2026 while others are indefinite lived. In addition, as of December 31, 2025, the Company had foreign tax credit carryforwards of $53.2 million, which expire in years 2026 through 2034. As of December 31, 2025, the Company had foreign net operating losses of $5.3 million which expire in years 2034 through 2043. As of December 31, 2025, the Company had interest expense limitation carryforwards of $108.9 million which do not expire.

The Company records a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. The need for this allowance is based on several factors including the carryforward periods for net operating losses and tax credits, prior experience of tax credit limitations, and management's long-term estimates of domestic and foreign source income.

As of December 31, 2025, the Company had a $130.2 million valuation allowance consisting of $53.2 million related to foreign tax credits ("FTCs"), $54.6 million of state net operating loss carryforwards and other state deferred tax assets, $22.4 million related to Canadian capital loss carryforwards and other Canadian deferred tax assets. The following table presents the changes to the valuation allowance for the periods presented.

(In thousands)	2025	2024	2023
Beginning valuation allowance	$(128,192)	$(32,143)	$(24,228)
Change for valuation allowances acquired in the Mergers	—	(91,928)	—
Change in foreign tax credit carryforward allowance	(15,881)	(4,116)	(6,524)
Change in state valuation	11,812	(4,037)	(1,202)
Change in Canadian capital loss carryforward allowance	2,074	4,032	(189)
Ending valuation allowance	$(130,187)	$(128,192)	$(32,143)

The Company evaluates its tax positions using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. As of December 31, 2025, the Company recorded unrecognized tax benefits of $25.6 million, all of which would impact the effective tax rate if recognized and were included within "Other liabilities" in the consolidated balance sheet. The following table presents the changes to unrecognized tax benefits for the periods presented.

(In thousands)	2025	2024	2023
Beginning unrecognized tax benefits	$25,557	$—	$—
Increases related to positions acquired in the Mergers	—	26,853	—
Decreases due to expiration of statute of limitations	—	(1,296)	—
Ending unrecognized tax benefits	$25,557	$25,557	$—

The Company classifies interest and penalties attributable to income taxes as part of income tax expense. During the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the expense recognized for interest and penalties was not material.

Total cash paid for taxes (net of refunds) was composed of the following for the year ended December 31, 2025 in accordance with the guidance following the adoption of ASU 2023-09:

(in thousands)	2025
Federal	$15,457
State
Virginia	3,055
Other (1)	3,254
Foreign
Mexico	5,145
Canada	7,967
Cash paid for income taxes, net of refunds received	$34,878

(1)    Represents individual jurisdictions with cash taxes less than 5% of total cash taxes paid

Total cash paid for income taxes, net of refunds, during the years ended December 31, 2024 and 2023 was $65.1 million and $45.0 million, respectively.

The Inflation Reduction Act was signed into law on August 16, 2022 and created a new 15% corporate alternative minimum tax ("CAMT") based on adjusted financial statement income. The effective date of the provision was January 1, 2023. The Company will not be subject to the CAMT as its reported earnings for each of the past three years did not exceed $1 billion.

The Canadian government has enacted Pillar Two legislation (Global Minimum Tax Act), that includes the Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax. The Canadian legislation is effective for fiscal years beginning January 1, 2024, and thereafter. The Company has performed an assessment of the potential exposure to Pillar Two income taxes. This assessment is based on the most recent information available regarding the financial performance of the constituent entities. Based on the assessment performed, the Company is not subject to Pillar Two taxes for 2025.

The Company is subject to taxation in the U.S., Canada, Mexico and various state and local jurisdictions. Its tax returns are subject to examination by state and federal tax authorities. With few exceptions, the Company is no longer subject to examination by the major taxing authorities for tax years before 2021.

The Company has designated the undistributed earnings of its foreign operations as indefinitely reinvested and, as a result, the Company does not provide for deferred income taxes on unremitted earnings of these subsidiaries. As of December 31, 2025, the determination of the amount of such unrecognized deferred tax liability is not practicable.

On July 4, 2025, the U.S. government enacted H.R. 1, the One Big Beautiful Bill Act (the "OBBBA"). The OBBBA maintains the 21% corporate tax rate and makes permanent many of the provisions from the Tax Cuts and Jobs Act of 2017 which had expired or were expiring. These provisions include more favorable interest deductibility and 100% bonus depreciation on capital expenditures. As a result of the enactment of OBBBA, the Company realized an impact to the deferred tax liability related to the provision for 100% bonus depreciation for certain asset classes placed in service after January 19, 2025. The Company did not have any material change to its effective tax rate as a result of the OBBBA.

(9) Partners' and Shareholders' Equity and Equity-Based Compensation:
Six Flags Entertainment Corporation is listed for trading on The New York Stock Exchange under the symbol "FUN". Six Flags Entertainment Corporation common stock has a par value of $0.01 per share. As of December 31, 2025, there were 400.0 million shares of common stock authorized and 107.1 million shares of common stock issued, including 101.7 million shares of common stock outstanding and 5.4 million shares of treasury stock. As of December 31, 2024, there were 400.0 million shares of common stock authorized and 105.8 million shares of common stock issued, including 100.4 million shares of common stock outstanding and 5.4 million shares of treasury stock.

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

Equity-Based Incentive Plan
The 2024 Omnibus Incentive Plan was adopted by CopperSteel HoldCo, Inc. and approved by CopperSteel HoldCo, Inc.'s shareholders prior to the Mergers, and was effective as of the Closing Date. The 2024 Omnibus Incentive Plan allows the Company to award up to 8.0 million shares of Company common stock as an element of compensation to any employee, officer, non-employee director, or consultant at the discretion of the People, Culture & Compensation Committee (the "Compensation Committee") of the Board of Directors. The types of awards available under the 2024 Omnibus Incentive Plan include stock options, stock appreciation rights, restricted stock awards, restricted stock units (including performance units), other awards and dividend equivalent rights. Outstanding awards under the Cedar Fair 2016 Omnibus Incentive Plan and the Former Six Flags Long Term Incentive Plan as converted in the Mergers continue to be in effect and are governed by the terms of those plans, but no new awards may be issued under either legacy plan.

Equity-based compensation expense recognized in the consolidated statements of operations and comprehensive (loss) income within "Selling, general and administrative expense" for the applicable periods was as follows. The results for the year ended December 31, 2024 include only Cedar Fair's results before giving effect to the Mergers through June 30, 2024 and include Combined Company results from July 1, 2024 through December 31, 2024. The results for the year ended December 31, 2023 include only Cedar Fair's results before giving effect to the Mergers.

	Years Ended December 31,
(In thousands)	2025	2024 (1)	2023
Awards Payable in Cash or Equity
Deferred stock / units	$569	$1,080	$473
Awards Payable in Equity
Performance stock / units	32,556	1,811	12,963
Restricted stock / units	30,681	58,517	9,548
Total equity-based compensation expense	$63,806	$61,408	$22,984
(1)    Includes $23.0 million of expense related to Former Six Flags awards of which $15.1 million was expensed immediately upon the Closing Date of the Mergers.

Treatment of Equity Awards as a Result of the Mergers
At the time the Cedar Fair First Merger became effective (the “Cedar Fair First Merger Effective Time”), each outstanding Cedar Fair equity award (other than each Cedar Fair deferred unit) was converted into a corresponding award relating to shares of Company common stock, with the number of shares of Company common stock subject to such converted award based on the

Cedar Fair Exchange Ratio. The converted Cedar Fair equity awards remain outstanding and subject to the same terms and conditions applied under the Cedar Fair 2016 Omnibus Incentive Plan and the applicable award agreements immediately prior to the Cedar Fair First Merger Effective Time, including vesting protections for qualifying terminations that occur within a period of 24 months following the closing of the Mergers. Cedar Fair performance units were converted based on the higher of target performance and actual performance or, in the case of awards (or portion thereof) related to any performance period that would have begun after the Closing Date, were converted based on target performance, and are not subject to future performance-based vesting conditions (but remain subject to service-based vesting conditions). Any outstanding Cedar Fair deferred units were settled at the Cedar Fair First Merger Effective Time in either cash or shares of Company common stock in accordance with such terms.

At the Closing Date, generally and other than as provided in certain employment agreements entered into in connection with the Mergers, each Former Six Flags equity award was converted into a corresponding award relating to shares of Company common stock, with the number of shares of Company common stock subject to such converted award based on the Six Flags Exchange Ratio. The converted Former Six Flags equity awards remain outstanding and subject to the same terms and conditions as applied under the Former Six Flags Long Term Incentive Plan and the applicable award agreements immediately prior to the Closing Date (except that (i) performance-based awards were converted based on the higher of target and actual performance and will not be subject to future performance-based vesting conditions (but remain subject to service-based vesting conditions) and (ii) all converted awards are subject to vesting protections for qualifying terminations that occur within a period of 24 months following the Closing). Any Former Six Flags deferred share unit awards were settled at the time of the Closing Date in shares of Company common stock based on the Six Flags Exchange Ratio. Former Six Flags equity awards were eligible for payment of the Special Dividend; provided, that such amount will not be paid until such time as the underlying Former Six Flags equity award, as converted, becomes vested or settled pursuant to its terms (if at all).

Deferred Stock Units

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding deferred stock units at December 31, 2024	—	$—
Granted	35	$38.36
Forfeited	(3)	$41.89
Settled	(7)	$41.89
Outstanding deferred stock units at December 31, 2025	25	$36.82

Deferred stock units vest over a one-year period and the settlement of the awards is deferred until the individual's service to the Company ends. Deferred stock units accumulate dividend equivalent rights, to the extent the Company makes dividends on its shares, until the restriction ends. Upon settlement, the participant can elect payment in cash, Company common stock or a combination thereof. The effect of outstanding deferred stock units has been excluded from the diluted earnings per share calculation for the year ended December 31, 2025, as there was a net loss during the period.

Performance Stock Units

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested performance stock units at December 31, 2024	752	$48.12
Granted	728	$29.13
Forfeited	(1)	$44.05
Vested	(452)	$45.55
Unvested performance stock units at December 31, 2025	1,027	$35.79

The unvested performance stock units outstanding as of December 31, 2025 represented annual awards for the 2025-2027 performance period (the "Annual Performance Awards"), awards approved by the Compensation Committee upon the Closing Date of the Mergers for certain executives and on August 20, 2024 for certain other executives (the "Initial Post-Merger Awards"), and a new hire award for Mr. Reilly upon his appointment as President and Chief Executive Officer (the "New Hire Award"). Based on actual results, each executive will be eligible to receive between 0% and 200% of the target awards under both the Annual Performance Awards and Initial Post-Merger Awards. The Annual Performance Awards will be eligible to vest based on cumulative pre-tax free cash flow during the performance period and will be payable in the first quarter following the performance period in Company common stock, including any dividend equivalent rights to the extent the Company makes dividends on its shares. The Initial Post-Merger Awards will be eligible to vest based on the attainment of specified Adjusted EBITDA performance goals by the Company during the applicable performance period, which ends December 31, 2026, and subject to each executives' continued employment with the Company through the determination date following the performance period. The Initial Post-Merger Awards are not eligible for dividends or dividend equivalent rights and will be payable in the first quarter following the performance period in Company common stock. The New Hire Award will be eligible to vest based on the attainment of specified stock price goals. Up to 100% of the target award can be earned over a three-year performance period, which ends on the third anniversary of the grant date. There are three stock price targets, and one-third of the total potential shares would be earned upon achievement of each goal (measured using a 30-trading day average). Shares earned under the New Hire Award will be payable following the performance period in Company common stock. The New Hire Award is not eligible for dividends or dividend equivalent rights. The effect of outstanding performance stock units has been excluded from the diluted earnings per share calculation for the year ended December 31, 2025, as there was a net loss during the period.

As of December 31, 2025, unamortized compensation expense related to unvested performance stock units was $3.1 million representing the unamortized expense for the New Hire Award. The performance targets for the Annual Performance Awards and Initial Post-Merger Awards are not expected to be met. The unamortized compensation expense is expected to be amortized over a weighted average period of 2.9 years. The fair value of the Annual Performance Awards and Initial Post-Merger Awards is based on the share price the day before the date of grant, and management assesses the probability of the performance targets being met and may reverse prior period expense or recognize additional expense accordingly. The fair value of the New Hire Award is based on a Monte Carlo simulation. Therefore, the likelihood of achieving the performance targets is incorporated into the fair value of the award.

Restricted Stock / Restricted Stock Units

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Unvested restricted stock / restricted stock units at December 31, 2024	2,007	$47.36
Granted	619	$28.16
Forfeited	(11)	$30.68
Vested	(1,721)	$47.97
Unvested restricted stock / restricted stock units at December 31, 2025	894	$33.02

Of the restricted stock and restricted stock unit awards outstanding as of December 31, 2025, 0.6 million shares represented restricted stock and restricted stock unit awards that vest evenly over an approximate three-year period. 0.2 million restricted stock units represented Cedar Fair Performance Units converted to time-based restricted stock units upon closing of the Mergers. These restricted stock units will be paid out 0.1 million in the first quarter of 2026 and 0.1 million in the first quarter of 2027. The remaining restricted stock and restricted stock unit awards represented awards that vest following an approximate three-year cliff vesting period and restricted stock awards to the Company's Board of Directors that vest over a one-year period.

As of December 31, 2025, the amount of forfeitable distribution equivalents accrued on outstanding shares of restricted stock and restricted stock units totaled $0.9 million, almost all of which was classified as current and recorded within "Other accrued liabilities" within the consolidated balance sheet. The effect of outstanding restricted stock and restricted stock unit awards has been excluded from the diluted earnings per share calculation for the year ended December 31, 2025, as there was a net loss during the period.

As of December 31, 2025, unamortized compensation expense, determined as the market value of the restricted stock or restricted stock units on the day before the date of grant, or in the case of Former Six Flags restricted stock and restricted stock units the market value on the Closing Date of the Mergers, related to unvested restricted unit awards was $13.5 million, which is expected to be amortized over a weighted average period of 2.0 years.

Stock Options

(In thousands, except per share amounts)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2024	548	$98.67
Forfeited	(122)	$91.61
Options outstanding at December 31, 2025	426	$100.74
Options exercisable, end of year	426	$100.74	2.4 years	$—

Former Six Flags stock options were converted to Company stock options as a result of the Mergers. The Company stock options were measured at fair value using the Black-Scholes Option Model. The expected term was estimated using expected at-the-money life in conjunction with other data in a lattice model to estimate the sub-optimal exercise factor, which was used to estimate the life of the options. The expected term ranged from zero to five years. The expected volatility was calculated over a look-back period consistent with the estimated expected term. The expected volatility ranged from 27% to 54%. The expected dividend was estimated at 0%. The risk-free rate was estimated using the US Treasury Securities yield as of the measurement date consistent with the estimated expected term. The risk-free rate ranged from 4.5% to 5.5%. All the acquired stock options are fully vested and had terms expiring from July 2024 to January 2030.

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

On May 4, 2023, Former Cedar Fair announced that the Board of Directors of its general partner authorized the Partnership to repurchase additional units for an aggregate amount of not more than $250 million. There were 0.3 million units repurchased under the May 2023 repurchase program during the year ended December 31, 2023 at an average price of $38.27 per limited partner unit for an aggregate amount of $12.0 million. Accordingly, there was a total of 1.7 million units repurchased under the August 2022 and May 2023 repurchase programs during the year ended December 31, 2023 at an average price of $42.97 per limited partner unit for an aggregate amount of $74.5 million. There were no units repurchased during the years ended December 31, 2025 and December 31, 2024 under either program.

Subject to applicable rules and regulations, Former Cedar Fair could have repurchased units from time-to-time in the open market or by negotiated transactions. The amount and timing of such repurchases were based on a variety of factors, including liquidity, capital needs of the business, market conditions, regulatory requirements, and other business considerations. No limit was placed on the duration of either repurchase program. Former Cedar Fair was not obligated to repurchase any minimum dollar amount or specific number of units, and could modify, suspend, or discontinue the program at any time. There are no repurchase programs outstanding related to the Company as of the date of this report.

(10) Pension Benefits and Retirement Plans:
Pension Benefits
Substantially concurrently with the closing and in connection with the Mergers, the Company assumed the obligations of the Former Six Flags pension plan. Former Six Flags froze its pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The Former Six Flags pension plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of 10 years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive 5-year period during the employee's last 10 years of employment and years of service. The Former Six Flags pension plan assets are invested primarily in fixed income securities. The Former Six Flags pension plan does not have significant liabilities other than benefit obligations. Under the Company's funding policy, contributions to the Former Six Flags pension plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974 ("ERISA").

Funded Status and Obligations
The following table sets forth the changes in the fair value of plan assets and benefit plan obligation of the Former Six Flags pension plan, and the weighted average assumptions used to determine the benefit obligation for the periods presented:

	Year Ended December 31,	Six Months Ended December 31,
(In thousands, except percentage)	2025	2024
Change in fair value of plan assets:
Beginning balance	$161,173	$164,388
Actual return on assets	11,616	2,579
Benefits paid	(10,691)	(5,273)
Administrative fees	—	(521)
Ending balance	$162,098	$161,173
Change in benefit obligation:
Beginning balance	$151,555	$155,068
Interest cost	7,849	3,919
Actuarial gain	2,143	(2,159)
Benefits paid	(10,691)	(5,273)
Ending balance	$150,856	$151,555
Weighted average benefit obligation assumptions:
Discount rate	5.20%	5.40%
Rate of compensation increase	N/A	N/A

Employer contributions and benefits paid in the above table only include those amounts contributed directly to, or paid directly from, plan assets. As of December 31, 2025 and December 31, 2024, the fair value of the Former Six Flags pension plan assets exceeded its projected benefit obligation by $11.2 million and $9.6 million, respectively, resulting in a net plan asset position. The net plan asset is presented within "Other assets" in the consolidated balance sheet.

Net periodic benefit cost and other comprehensive income (loss)
The following table sets forth the components of net periodic expense (benefit) cost and other comprehensive income (loss), and the weighted average assumptions used to determine net periodic benefit cost for the periods presented:

	Year Ended December 31,	Six Months Ended December 31,
(In thousands, except percentages and years)	2025	2024
Net periodic expense (benefit) cost:
Service cost	$—	$—
Interest cost	7,849	3,919
Expected return on plan assets	(8,351)	(4,560)
Administrative fees	—	450
Total	$(502)	$(191)
Other comprehensive income (loss)
Current year actuarial gain	$(1,122)	$(107)
Total	$(1,122)	$(107)
Weighted average net periodic expense (benefit) cost assumptions:
Discount rate (1)	5.40%	5.25%
Rate of compensation increase	N/A	N/A
Expected return on plan assets (2)	5.35%	5.75%
Corridor	10.00%	10.00%
Average future life expectancy (in years)	20.94	22.89

(1)    The discount rate assumption was developed based on high-quality bond yields as of the measurement date.

(2)    The expected return on plan assets assumption was developed based on consideration of historical market returns, current market conditions, and the Former Six Flags pension plan's past experience. Estimates of future market returns by asset category are reflective of actual long-term historical returns. Overall, it was projected that the Former Six Flags pension plan could achieve 5.350% net return over time based on a consistent application of the existing asset allocation strategy.

As of December 31, 2025 and December 31, 2024, cumulative actuarial losses of $1.1 million (net of tax benefit of $0.4 million) and $0.1 million (net of tax benefit of $0.1 million), respectively, were recognized in accumulated other comprehensive income (loss) in the consolidated balance sheet. It is not anticipated any net actuarial loss will be amortized from accumulated other comprehensive income (loss) into net periodic expense (benefit) cost in 2026.

Description of Investment Committee and Strategy
The Investment Committee consists of Company internal resources and external advisors, and is responsible for managing the investment of the Former Six Flags pension plan assets and ensuring that the Former Six Flags pension plan's investment program is in compliance with all provisions of ERISA, other relevant legislation, related Former Six Flags pension plan documents and the Statement of Investment Policy. The Investment Committee has retained several mutual funds, commingled funds and/or investment managers to manage the Former Six Flags pension plan assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of the applicable prospectus or other investment manager agreements with the Former Six Flags pension plan.

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

Plan Assets
The Former Six Flags pension plan's assets are allocated as follows: 93% fixed income securities and 7% equity securities. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Equity securities primarily include investments in global large-stock companies. Alternative investments were comprised of hedge funds. The following table presents the categories of plan assets and the related levels of inputs in the fair value hierarchy used to determine fair value, as defined in Note 1, as of December 31, 2025 and December 31, 2024.

	Fair Value Measurements as of December 31, 2025
(In thousands) Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Global equity (1)	$11,271	$11,271	$—	$—
Fixed income:
Long-term fixed income (2)	148,923	148,923	—	—
Short-term fixed income (3)	1,904	1,904	—	—
Alternatives:
Other investments	—	—	—	—
Total fair value of plan assets	$162,098	$162,098	$—	$—

	Fair Value Measurements as of December 31, 2024
(In thousands) Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Equity securities:
Global equity (1)	$10,317	$10,317	$—	$—
Fixed income:
Long-term fixed income (2)	150,852	150,852	—	—
Alternatives:
Other investments	4	—	4	—
Total fair value of plan assets	$161,173	$161,169	$4	$—

(1)    This category consists of mutual funds invested primarily in equity securities of large global issuers. The mutual funds are actively traded on U.S. or foreign registered exchanges, or over-the-counter markets.

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

(3)    This category consists of money market funds invested primarily in short-term U.S. government securities to maintain a stable net asset value. The money market funds are actively traded on U.S. or foreign registered exchanges, or over-the-counter markets.

Expected Cash Flows
The Company does not plan to make any contributions to plan trusts in 2026. The following table summarizes expected future benefit payments:

(In thousands)
Expected benefit payments:
2026	$11,519
2027	11,641
2028	11,675
2029	11,700
2030	11,671
2031 through 2035	56,177
Total	$114,383

Retirement Plans
The Company has contributory retirement plans for most of its full-time employees. These plans permit employees to contribute specified percentages of their salary, matched up to a limit. Employer contributions, net of forfeitures, approximated $11.3 million, $9.4 million and $6.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

In addition, as of December 31, 2025, approximately 600 employees are covered by union-sponsored, multi-employer pension plans for which approximately $5.1 million, $3.9 million and $2.1 million were contributed for the years ended December 31, 2025, 2024 and 2023, respectively. A union representing approximately 15 employees decertified in 2023. The related withdrawal liability totaled $0.7 million.

A $1.5 million and $1.1 million net defined benefit liability was accrued as of December 31, 2025 and December 31, 2024, respectively, for federally mandated post-employment benefits in Mexico, including legal termination/retirement indemnity and seniority premiums. This liability is accrued at fair value utilizing an actuarial calculation.

(11) Leases:
The Company's most significant lease commitments are for amusement and water parks and land. Leased amusement and water parks include Frontier City, Six Flags Hurricane Harbor Oklahoma City, Six Flags Darien Lake, Six Flags Hurricane Harbor Concord, Six Flags Hurricane Harbor Phoenix, Six Flags Hurricane Harbor Splashtown and Six Flags Hurricane Harbor Rockford, all of which were acquired as part of the Mergers. These amusement and water park leases are for various lengths expiring between 2029 and 2037. Every five years, annual base rent increases by the lesser of three times CPI or 9% for all parks except for Six Flags Hurricane Harbor Concord which increases by the lesser of three times CPI or 8% and Six Flags Hurricane Harbor Rockford which is leased from a separate lessor. These amusement and water park leases include options to renew, which were not included in the calculation of the related right-of-use assets or lease liabilities.

Leased land includes the land under California's Great America, Schlitterbahn Waterpark Galveston, La Ronde, Six Flags Hurricane Harbor Oaxtepec and Six Flags Mexico. The land at California's Great America was sold in June 2022. Concurrently with the sale of the land, Cedar Fair entered into a lease contract that allows the Company to operate the park during a six-year term with an option to extend the term for an additional five years. The lease is subject to early termination by the buyer with at least two years' prior notice. Upon termination of the lease, the existing park operations will close and the rides and attractions will be removed from the land. The annual base rent under the lease liability initially was $12.2 million and increases by 2.5% per year. Upon commencement of the lease, Cedar Fair recognized a right-of-use asset and lease liability equal to the annual base rent for the initial six-year term and estimated lease payments totaling $12.8 million to dismantle and remove rides and attractions upon termination of the lease. The Company subleases a portion of the California's Great America parking lot to the Santa Clara Stadium Authority during Levi's Stadium events. The lease payments were prepaid, and the corresponding income is being recognized over the lease term, or through 2027. The annual lease income recognized is immaterial. The Schlitterbahn Waterpark Galveston land lease has renewal options at the Company's discretion through 2049, which were included in the calculation of the related right-of-use asset or lease liability. The La Ronde, Six Flags Hurricane Harbor Oaxtepec and Six Flags Mexico leases were acquired as part of the Mergers, and primarily include land, but these leases also include limited buildings and equipment. The La Ronde, Six Flags Hurricane Harbor Oaxtepec and Six Flags Mexico leases expire in 2065, 2036 and 2034, respectively.

Other significant lease commitments include corporate office space in Charlotte, North Carolina and Arlington, Texas. The corporate office space is generally leased through 2029 in Charlotte and 2035 in Arlington. The Company has also entered into various operating leases for office equipment, vehicles, storage and revenue-generating assets. The discount rate used to determine the present value of the future lease payments is generally the Company's incremental borrowing rate. All acquired leases were valued using the Company's incremental borrowing rate as of the Closing Date. As part of the valuation of assets acquired and liabilities assumed in the Mergers, the leases at Six Flags Hurricane Harbor Splashtown and Six Flags Hurricane Harbor Oklahoma City were determined to have unfavorable lease terms based upon a market rent analysis. This resulted in a reduction of the right-of-use assets and lease liabilities recorded for Six Flags Hurricane Harbor Splashtown and Six Flags Hurricane Harbor Oklahoma City of $19.2 million and $6.2 million, respectively, within the preliminary purchase price allocation.

Total lease cost and related supplemental information for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Years Ended December 31,
(In thousands, except for lease terms and discount rates)	2025	2024	2023
Operating lease expense	$42,014	$30,161	$19,422
Variable lease expense	3,248	4,321	382
Short-term lease expense	15,239	13,354	9,580
Sublease income	(1,524)	(1,496)	(1,436)
Finance lease expense
Amortization of ROU assets	1,273	650	—
Interest on lease liabilities	97	85	—
Total lease cost	$60,347	$47,075	$27,948

Operating leases
Weighted-average remaining lease term	13.0 years	13.2 years	5.8 years
Weighted-average discount rate	6.6%	6.3%	3.9%
Cash flows for operating leases	$39,575	$31,237	$16,046
Leased assets obtained in exchange for new operating lease liabilities (non-cash activity)	$1,698	$170,159	$4,306

Finance leases
Weighted-average remaining lease term	2.1 years	2.5 years	—
Weighted-average discount rate	5.8%	6.1%	—
Cash flows for finance leases	$1,250	$623	—
Leased assets obtained in exchange for new finance lease liabilities (non-cash activity)	$—	$3,152	—

Future undiscounted cash flows under operating and finance leases and a reconciliation to the operating and finance lease liabilities recognized as of December 31, 2025 are included below:

(In thousands)	December 31, 2025
	Operating Leases	Finance Leases
Undiscounted cash flows
2026	$39,954	$607
2027	39,909	221
2028	48,051	105
2029	24,708	—
2030	23,139	—
Thereafter	198,628	—
Total	$374,389	$933

Present value of cash flows
Current lease liability	$26,321	$604
Lease Liability	218,989	301
Total	$245,310	$905

Difference between undiscounted cash flows and discounted cash flows	$129,079	$28

The following table includes supplemental balance sheet information related to operating and finance leases for the periods presented.

(In thousands)	Balance Sheet Location	December 31, 2025	December 31, 2024
Operating leases
Right-of-use asset	Right-of-use asset	$214,986	$227,284

Current lease liability	Other accrued liabilities	$26,321	$25,817
Non-current lease liability	Lease liability	$218,989	$229,072

Finance leases
Right-of-use asset	Property and equipment, net	$1,379	$2,481

Current lease liability	Other accrued liabilities	$604	$1,143
Non-current lease liability	Lease liability	$301	$1,371

(12) Fair Value Measurements:
The table below includes the balances of assets and liabilities measured at fair value as of December 31, 2025 and December 31, 2024 on a recurring basis, as well as the fair values of other financial instruments, including their locations within the consolidated balance sheets:

(In thousands)			December 31, 2025		December 31, 2024
	Balance Sheet Location	Fair Value Hierarchy Level	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$193	$193	$290	$290
Net pension plan asset	Other assets	See Note 10
Other financial assets (liabilities):
Term debt	Long-term debt (1)	Level 2	$(1,481,221)	$(1,466,720)	$(995,000)	$(999,353)
2027 notes at 5.375%	Long-term debt (1)	Level 1	$(500,000)	$(497,650)	$(500,000)	$(493,700)
2028 notes at 6.500%	Long-term debt (1)	Level 1	$(300,000)	$(293,907)	$(300,000)	$(301,161)
2029 notes at 5.250%	Long-term debt (1)	Level 1	$(500,000)	$(466,145)	$(500,000)	$(480,755)
2025 notes at 7.000%	Long-term debt (1)	Level 2	—	—	$(200,000)	$(199,624)
2027 notes at 5.500%	Long-term debt (1)	Level 2	$(500,000)	$(498,635)	$(500,000)	$(496,845)
2031 notes at 7.250%	Long-term debt (1)	Level 2	$(800,000)	$(769,000)	$(800,000)	$(817,288)
2032 notes at 6.625%	Long-term debt (1)	Level 2	$(850,000)	$(858,526)	$(850,000)	$(861,433)

(1)Carrying values of long-term debt balances are before reductions for (1) current maturities of long-term debt of $15.0 million and $210.0 million as of December 31, 2025 and December 31, 2024, respectively; (2) debt issuance costs and original issue discount of $43.3 million and $49.6 million as of December 31, 2025 and December 31, 2024, respectively; and (3) acquisition fair value layers of $21.2 million and $22.6 million as of December 31, 2025 and December 31, 2024, respectively.

In connection with the preparation of the financial statements for the third quarter of 2025, management tested the Former Six Flags and Schlitterbahn reporting units, as well as the Six Flags trade name and Schlitterbahn trade name, for impairment. These reporting units and trade names were tested for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, as well as due to a more significant, sustained decline in the Company's share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter of 2025, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. Management concluded the estimated fair value of these trade names and certain reporting units no longer exceeded their carrying values resulting in a cumulative $1.52 billion impairment recorded during the third quarter of 2025. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the consolidated statements of operations and comprehensive (loss) income.

During the third quarter of 2024, management tested the Schlitterbahn reporting unit for impairment due to a decline in estimated future cash flows as a result of changes in planned capital allocations across the Company portfolio following the Mergers. Management concluded the estimated fair value of the Schlitterbahn reporting unit no longer exceeded its carrying value resulting in a $42.5 million impairment recorded during the third quarter of 2024. The impairment charge was equal to the amount by which the carrying amount exceeded fair value and was recorded in "Loss on impairment of goodwill and other intangibles" within the consolidated statements of operations and comprehensive (loss) income.

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

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2025 or December 31, 2024. The net plan asset for the Former Six Flags pension plan is measured at fair value annually as described in Note 10 to the accompanying consolidated financial statements.

(13) Segments:
The Company generates revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Company's principal costs and expenses, which include salaries and wages, operating and maintenance supplies, insurance, advertising, utilities and lease payments, are relatively fixed for a typical operating season and do not vary significantly with attendance.

Management reviews operating results, evaluates performance and makes operating decisions, including allocating resources, on a park-by-park basis. Discrete financial information and operating results are prepared at the individual park level for use by the CEO, who is the Chief Operating Decision Maker ("CODM"). All of the parks provide similar products and services through a similar process to the same class of customer utilizing a consistent method. In addition, the parks share common economic characteristics, in that they show similar long-term growth trends in key industry metrics such as attendance, per capita spending, net revenue, operating margin and operating profit. Based on these factors, the Company has combined its operating segments, which consist of each of the parks' locations, and operates within a single reportable segment of amusement and water parks with accompanying resort facilities.

Adjusted EBITDA is the measure of segment profit or loss used by the CODM to assess park-level operating profitability and to determine resource allocation, including the allocation of capital expenditures. The CODM's analysis includes comparisons to prior period results and budgeted and forecasted results. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Company's 2024 Credit Agreement, as amended, less net income attributable to non-controlling interests. The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to (loss) income before taxes, for the periods presented. The CODM does not review segment assets at a different asset level or category than those disclosed within the consolidated balance sheets.

	Years Ended December 31,
(In thousands)	2025	2024	2023
Net revenues	$3,100,289	$2,708,926	$1,798,668
Significant expense categories
Cost of food, merchandise and games revenues	268,018	231,894	159,830
Other revenue driven costs (1)	92,990	76,998	52,897
Labor (2)	1,040,743	878,222	645,476
Other segment expenses (3)	906,528	646,521	412,793
Adjusted EBITDA	792,010	875,291	527,672
Add: Net income attributable to non-controlling interests	49,632	24,499	—
Subtract:
Depreciation and amortization	486,383	318,113	157,995
Loss on retirement of fixed assets, net	40,670	18,064	18,067
Loss on impairment of goodwill and other intangibles	1,518,099	42,462	—
Loss on other assets	791	—	—
Interest expense, net	359,958	234,770	138,952
Loss on early debt extinguishment	—	7,974	—
Non-cash foreign currency (gain) loss	(22,583)	30,557	(5,594)
Non-cash equity compensation expense	64,157	63,809	22,611
Costs related to the Mergers (4)	48,911	118,336	22,287
Severance (5)	44,564	1,397	750
Self-insurance adjustment (6)	—	14,865	—
Other (7)	14,138	15,265	2
(Loss) income before taxes	$(1,713,446)	$34,178	$172,602

(1)    Consists of credit card fees, royalties and other revenue processing costs driven by sales volume.

(2)    Consists of wages, benefits and employer taxes on an Adjusted EBITDA basis.

(3)    Consists of all other expenses on an Adjusted EBITDA basis, including the cost of operating and maintenance supplies, insurance, advertising, utilities and lease payments, as well as net income attributable to non-controlling interests.

(4)    Consists of third-party legal and consulting transaction costs, as well as integration costs related to the Mergers. Integration costs include third-party consulting costs, costs to integrate information technology systems, integration team salaries and benefits, retention bonuses, maintenance costs to update Former Six Flags parks to Cedar Fair standards and certain legal costs (see Note 2 to the accompanying consolidated financial statements). These costs are added back to net (loss) income to calculate Adjusted EBITDA as defined in the Company's credit agreement.

(5)    Consists of severance and related employer taxes and benefits. During 2025, certain employees, including certain executive level employees, were terminated as part of recent post-merger productivity and efficiency efforts.

(6)    During the third quarter of 2024, an actuarial analysis of Former Cedar Fair's self-insurance reserves resulted in a change in estimate that increased IBNR reserves by $14.9 million. The increase was driven by an observed pattern of increasing litigation and settlement costs (see Note 1 to the accompanying consolidated financial statements).

(7)    Consists of certain costs as defined in the Company's credit agreement. These costs are added back to net (loss) income to calculate Adjusted EBITDA and include certain legal and consulting expenses; enacted cost savings initiatives related to overhead and administrative costs incurred by Former Six Flags, specifically for insurance premiums, legal costs and information technology costs; certain costs at a combination amusement and water park located in Bowie, Maryland since its closure; repairs for unusual weather events; Mexican VAT taxes on intercompany activity; cost of goods sold recorded to align inventory standards following the Mergers; administrative payments related to the Partnership Parks; and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

All of the Company's parks are located in the United States with the exception of two parks in Mexico and two parks in Canada. The Company also recognizes revenue and expense related to the development of Six Flags-branded parks outside of North America. These management fees are disclosed as "Domestic" within the below tables. Prior to the Mergers, Former Cedar Fair did not disclose geographic segment related information as it had only one foreign park, and management believed disclosure of a single park's results provided sensitive information to its competitors. As a result, the below information only includes results since the Closing Date.

As of December 31, 2025 and December 31, 2024, long-lived assets (which consists of property and equipment, goodwill, intangible assets and right-of-use assets) by domestic and foreign properties was as follows:

(In thousands)	December 31, 2025	December 31, 2024
Domestic	$6,402,553	$7,827,604
Foreign	901,365	890,992
Total	$7,303,918	$8,718,596

For the years ended December 31, 2025 and December 31, 2024, net revenues and (loss) income before taxes by domestic and foreign properties were as follows:

	For the years ended
(In thousands)	December 31, 2025	December 31, 2024
Net revenues
Domestic	$2,774,438	$2,450,354
Foreign	325,851	258,572
Total	$3,100,289	$2,708,926

(Loss) income before taxes
Domestic	$(1,665,762)	$25,541
Foreign	(47,684)	8,637
Total	$(1,713,446)	$34,178

(14) Subsequent Event:
On January 14, 2026, the Company issued $1.0 billion of 8.625% senior unsecured notes due 2032 (the "2032 senior notes"). The proceeds from the 2032 senior notes, together with cash on hand, were used to redeem the 2027 senior notes and 2027 Six Notes in full on February 5, 2026, along with accrued and unpaid interest.

Interest is payable under the 2032 senior notes semi-annually in January and July of each year with the principal due in full on January 15, 2032.

Some or all of the 2032 senior notes may be redeemed on or after July 15, 2028 at the redemption prices set forth in the related indenture plus accrued and unpaid interest. Prior to July 15, 2028, up to 40% of the 2032 senior notes may be redeemed with a cash amount equal to the proceeds of certain sales of equity securities at 108.625% of the principal amount, plus accrued and unpaid interest, if at least 50% of the aggregate principal amount of 2032 senior notes issued remains outstanding after such redemption and the redemption occurs within 180 days after the date of the closing of such equity offering. Upon the occurrence of certain change of control events, the Company must offer to repurchase the 2032 senior notes at 101% of their principal amount, plus accrued and unpaid interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the Commission and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2025, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria described in "Internal Control - Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. As a result of its assessment, management concluded that, as of December 31, 2025, the Company's internal control over financial reporting was effective. Deloitte & Touche LLP, the independent registered public accounting firm that audited the financial statements included in this Form 10-K, has issued an attestation report on the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

The Mergers resulted in changes to the Company's internal control over financial reporting beginning in July 2024. The Company is currently in the process of integrating, evaluating, and where necessary, implementing changes in controls and procedures as it relates to the Former Six Flags. Except for the impact of the Mergers, there were no changes in the Company's internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

During the three months ended December 31, 2025, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

A. Identification of Directors:

The information required by this item is incorporated by reference to the material in the Company's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2025 under the captions "Election of Directors", "Board Committees", and, if required, "Delinquent Section 16(a) Reports".

B. Identification of Executive Officers:

Information regarding executive officers of the Company is included in this Annual Report on Form 10-K under the caption "Supplemental Item. Information about Executive Officers" in Item 1 of Part I and is incorporated herein by reference.

C. Corporate Governance:

In accordance with Section 406 of the Sarbanes-Oxley Act of 2002 and Item 406 of Regulation S-K, the Company has adopted a Code of Conduct and Ethics (the "Code"), which applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. A copy of the Code is available free of charge on the Investor Relations website (investors.sixflags.com). We intend to disclose any amendments to the Code, as well as any waivers for executive officers or directors, on our website.

The information required by Item 408(b) of Regulation S-K is incorporated by reference to the material in the Company's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2025 under the caption "Securities Trading Policy".

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the material in the Company's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2025 under the captions "Compensation Discussion & Analysis", "Executive Compensation Tables", "Director Compensation", "Compensation Committee Interlocks and Insider Participation", and "People, Culture & Compensation Committee Report".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The information required by this item is incorporated by reference to the material in the Company's definitive proxy statement pursuant to Regulation 14A or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2025 under the caption "Security Ownership of Certain Beneficial Owners and Management".

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning shares of common stock authorized or available for issuance under equity compensation plans (see Note 9 to the accompanying consolidated financial statements) as of December 31, 2025:

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding units reflected in column (a)) (c)
Equity compensation plans approved by shareholders	3,079,677	$100.74	5,637,850
Equity compensation plans not approved by shareholders	—	—	—
Total	3,079,677	$100.74	5,637,850

(1)The shares in column (a) include performance stock units at the maximum number of shares issuable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the material in the Company's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2025 under the captions "Certain Relationships and Related Transactions", "Board Independence", and "Board Committees".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the material in the Company's definitive proxy statement pursuant to Regulation 14A and/or an amendment to this Form 10-K under cover of Form 10-K/A to be filed within 120 days of the end of the fiscal year ended December 31, 2025 under the caption "Fees Paid to Auditors".

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

A. 1. Financial Statements

The following consolidated financial statements of the Registrant, the notes thereto and the related Report of Independent Registered Public Accounting Firm are filed under Item 8 of this report:

		Page
(i)	Report of Independent Registered Public Accounting Firm	36
(ii)	Consolidated Balance Sheets - December 31, 2025 and 2024	39
(iii)	Consolidated Statements of Operations and Comprehensive (Loss) Income - Years ended December 31, 2025, 2024, and 2023	40
(iv)	Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024, and 2023	42
(v)	Consolidated Statements of Equity - Years ended December 31, 2025, 2024, and 2023	41
(vi)	Notes to Consolidated Financial Statements - December 31, 2025, 2024, and 2023	44

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

4.1 (ii)
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

Exhibit Number	Description

4.2 (ii)
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

4.2 (iii)
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

4.2 (iv)
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

4.3 (ii)
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

4.4 (ii)
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

4.5
Indenture, dated as of January 14, 2026, by and among Six Flags Entertainment Corporation, Canada’s Wonderland Company, Millennium Operations LLC, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Combined Company's Form 8-K (File No. 001-42157) filed on January 14, 2026.

4.6	Description of Registrant's Securities. Incorporated herein by reference to Exhibit 4.8 to the Combined Company's Form 10-K (File No. 001-42157) filed on March 3, 2025.
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

10.1 (vi)
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

Exhibit Number	Description

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

10.4 (ii)	Executive Release Agreement, dated December 5, 2025, by and between the Company and Selim Bassoul. (+)
10.4 (iii)	Consultant Agreement, dated January 1, 2026, by and between Six Flags Entertainment Corporation and Selim Bassoul. (+)
10.4 (iv)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Richard A. Zimmerman. Incorporated herein by reference to Exhibit 10.9 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (v)
Executive Release Agreement, dated October 9, 2025, by and between the Company and Richard Zimmerman. Incorporated herein by reference to Exhibit 10.2 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 7, 2025. (+)

10.4 (vi)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Brian Witherow. Incorporated herein by reference to Exhibit 10.10 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (vii)	First Amendment to Employment Agreement, dated November 21, 2025, by and between Six Flags Entertainment Corporation and Brian Witherow. (+)
10.4 (viii)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Tim Fisher. Incorporated herein by reference to Exhibit 10.11 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (ix)	First Amendment to Employment Agreement, dated November 21, 2025, by and between Six Flags Entertainment Corporation and Tim Fisher. (+)
10.4 (x)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Brian Nurse. Incorporated herein by reference to Exhibit 10.12 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (xi)	First Amendment to Employment Agreement, dated November 21, 2025, by and between Six Flags Entertainment Corporation and Brian Nurse. (+)
10.4 (xii)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Christian Dieckmann. Incorporated herein by reference to Exhibit 10.14 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (xiii)	First Amendment to Employment Agreement, dated November 21, 2025, by and between Six Flags Entertainment Corporation and Christian Dieckmann. (+)
10.4 (xiv)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and David Hoffman. Incorporated herein by reference to Exhibit 10.15 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (xv)	First Amendment to Employment Agreement, dated November 21, 2025, by and between Six Flags Entertainment Corporation and David Hoffman. (+)
10.4 (xvi)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Ty Tastepe. Incorporated herein by reference to Exhibit 10.16 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (xvii)	First Amendment to Employment Agreement, dated November 21, 2025, by and between Six Flags Entertainment Corporation and Ty Tastepe. (+)
10.4 (xviii)	Employment Agreement, dated December 8, 2025, by and between Six Flags Entertainment Corporation and John Reilly. (+)
10.4 (xix)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Monica Sauls. Incorporated herein by reference to Exhibit 10.13 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (xx)
Executive Release Agreement, dated June 18, 2025, by and between the Company and Monica Sauls. Incorporated herein by reference to Exhibit 10.2 to the Combined Company's Form 10-Q (File No. 001-42157) filed on August 6, 2025. (+)

10.4 (xxi)
Employment agreement, dated October 8, 2024, by and among Six Flags Entertainment Corporation and Robert White. Incorporated herein by reference to Exhibit 10.17 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024. (+)

10.4 (xxii)
Executive Release Agreement, dated March 26, 2025, by and between the Company and Robert White. Incorporated herein by reference to Exhibit 10.1 to the Combined Company's Form 10-K/A (File No. 001-42157) filed on April 29, 2025. (+)

Exhibit Number	Description

10.5 (i)	Overall Agreement, dated February 15, 1997 by and among Six Flags Fund, Ltd. (L.P.), the Salkin Family Trust, SFG, Inc., SFG-I, LLC, SFG-II, LLC, Six Flags Over Georgia, Ltd., SFOGII, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, LLC, Six Flags Over Georgia, Inc., Six Flags Theme Parks, Inc. and Six Flags Entertainment Corporation. Incorporated herein by reference to Former Six Flags's Form 10-K filed on March 23, 1998. (P)
10.5 (ii)	Subordinated Indemnity Agreement, dated February 9, 1998 among Registrant, the subsidiaries of Registrant named therein, Time Warner, Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein. Incorporated herein by reference from Exhibit 2(b) to Former Six Flags's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998. (P)
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

10.9 (iii)
2016 Omnibus Incentive Plan Form of Performance Unit Award Agreement (2023 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.3 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 4, 2023. (+)

10.9 (iv)
2016 Omnibus Incentive Plan Form of Performance Unit Award Declaration (2023 Severance Plan Version). Incorporated herein by reference to Exhibit 10.4 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 4, 2023. (+)

10.9 (v)
2016 Omnibus Incentive Plan Form of Performance-Based Phantom Unit Award Agreement. Incorporated herein by reference to Exhibit 10.26 to Cedar Fair's Form 10-K (File No. 001-09444) filed on February 16, 2024. (+)

10.9 (vi)
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2024 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.1 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 9, 2024. (+)

Exhibit Number	Description

10.9 (vii)
2016 Omnibus Incentive Plan Form of Restricted Unit Award Declaration (2024 Severance Plan Version). Incorporated herein by reference to Exhibit 10.2 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 9, 2024. (+)

10.9 (viii)
2016 Omnibus Incentive Plan Form of Performance Award Agreement (2024 Employment Agreement Version). Incorporated herein by reference to Exhibit 10.3 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 9, 2024. (+)

10.9 (ix)
2016 Omnibus Incentive Plan Form of Performance Award Declaration (2024 Severance Plan Version). Incorporated herein by reference to Exhibit 10.4 to Cedar Fair's Form 10-Q (File No. 001-09444) filed on May 9, 2024. (+)

10.9 (x)
Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Former Six Flags's Form 10-Q (File No. 001-13703) filed on April 28, 2021. (+)

10.9 (xi)
Form of Nonqualified Stock Option Agreement and Dividend Equivalent Rights Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.30 to Former Six Flags’s Form 10-K (File No. 001-13703) filed on February 27, 2013. (+)

10.9 (xii)
Form of Performance Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan. Incorporated herein by reference to Exhibit 10.1 to Former Six Flags's Form 10-Q (File No. 001-13703) filed on May 12, 2022. (+)

10.9 (xiii)
Form of Performance Unit Award Agreement for Certain Executive Officers under the 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.9 (xix) to the Combined Company's Form 10-K (File No. 001-42157) filed on March 3, 2025. (+)

10.9 (xiv)
Form of Amended and Restated Performance Unit Award Agreement for Selim Bassoul and Gary Mick under the 2024 Omnibus Incentive Plan. Incorporated herein by reference to Exhibit 10.9 (xx) to the Combined Company's Form 10-K (File No. 001-42157) filed on March 3, 2025. (+)

10.9 (xv)
2024 Omnibus Incentive Plan Form of Restricted Stock Award Agreement and Declaration (2025 Retirement Eligible Employment Agreement Version). Incorporated herein by reference to Exhibit 10.4 to the Combined Company's Form 10-Q (File No. 001-42157) filed on May 8, 2025. (+)

10.9 (xvi)
2024 Omnibus Incentive Plan Form of Restricted Stock Award Agreement and Declaration (2025 Non-Retirement Eligible Employment Agreement Version). Incorporated herein by reference to Exhibit 10.5 to the Combined Company's Form 10-Q (File No. 001-42157) filed on May 8, 2025. (+)

10.9 (xvii)
2024 Omnibus Incentive Plan Form of Restricted Stock Award Agreement and Declaration (2025 Severance Plan Version). Incorporated herein by reference to Exhibit 10.6 to the Combined Company's Form 10-Q (File No. 001-42157) filed on May 8, 2025. (+)

10.9 (xviii)
2024 Omnibus Incentive Plan Form of Performance Stock Unit Award Declaration (2025 Retirement Eligible Employment Agreement Version). Incorporated herein by reference to Exhibit 10.7 to the Combined Company's Form 10-Q (File No. 001-42157) filed on May 8, 2025. (+)

10.9 (xix)
2024 Omnibus Incentive Plan Form of Performance Stock Unit Award Declaration (2025 Non-Retirement Eligible Employment Agreement Version). Incorporated herein by reference to Exhibit 10.8 to the Combined Company's Form 10-Q (File No. 001-42157) filed on May 8, 2025. (+)

10.9 (xx)
2024 Omnibus Incentive Plan Form of Performance Stock Unit Award Declaration (2025 Severance Version). Incorporated herein by reference to Exhibit 10.9 to the Combined Company's Form 10-Q (File No. 001-42157) filed on May 8, 2025. (+)

10.9 (xxi)
2024 Omnibus Incentive Plan Form of Deferred Restricted Stock Unit Award Agreement (2025 Version). Incorporated herein by reference to Exhibit 10.10 to the Combined Company's Form 10-Q (File No. 001-42157) filed on May 8, 2025. (+)

10.9 (xxii)
2024 Omnibus Incentive Plan Form of Director Restricted Stock Award Agreement (2025 Version). Incorporated herein by reference to Exhibit 10.11 to the Combined Company's Form 10-Q (File No. 001-42157) filed on May 8, 2025. (+)

10.9 (xxiii)
2024 Omnibus Incentive Plan Form of Deferred Restricted Stock Unit Award Agreement for certain awards. Incorporated herein by reference to Exhibit 10.3 to the Combined Company's Form 10-Q (File No. 001-42157) filed on August 6, 2025. (+)

10.10 (i)
Cooperation Agreement, dated as of March 10, 2025, by and between the Company and Dendur. Incorporated herein by reference to Exhibit 10.1 to the Combined Company's Form 8-K (File No. 001-42157) filed on March 10, 2025.

10.10 (ii)
Amendment to Cooperation Agreement, dated as of January 21, 2026, by and between the Company and Dendur. Incorporated herein by reference to Exhibit 10.1 to the Combined Company's Form 8-K (File No. 001-42157) filed on January 23, 2026.

10.10 (ii)
Cooperation Agreement, by and among Six Flags Entertainment Corporation, Sachem Head Capital Management, dated as of October 17, 2025. Incorporated herein by reference to Exhibit 10.1 to the Combined Company's Form 8-K (File No. 001-42157) filed on October 17, 2025.

Exhibit Number	Description

19	Insider Trading Policy. Incorporated herein by reference to Exhibit 19 to the Combined Company's Form 10-K (File No. 001-42157) filed on March 3, 2025.
21	Subsidiaries of the Combined Company.
22	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Combined Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024.
23	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy. Incorporated herein by reference to Exhibit 97 to the Combined Company's Form 10-K (File No. 001-42157) filed on March 3, 2025. (+)
101
The following materials from the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL: (i) the Consolidated Statements of Operations and Comprehensive (Loss) Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Combined Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
(+)    Management contract or compensatory plan or arrangement.
(P)    Filed paper copy only.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION

DATED:     February 26, 2026

By:	/s/ John Reilly
John Reilly
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

/s/	John Reilly	Director, President and Chief Executive Officer	February 26, 2026
	John Reilly	(Principal Executive Officer)
/s/	Brian Witherow	Chief Financial Officer	February 26, 2026
	Brian Witherow	(Principal Financial Officer)
/s/	David Hoffman	Chief Accounting Officer	February 26, 2026
	David Hoffman	(Principal Accounting Officer)
/s/	Marilyn Spiegel	Chair of the Board of Directors	February 26, 2026
Marilyn Spiegel
/s/	Jonathan Brudnick	Director	February 26, 2026
Jonathan Brudnick
/s/	Sandra Cochran	Director	February 26, 2026
Sandra Cochran
/s/	Michael Colglazier	Director	February 26, 2026
Michael Colglazier
/s/	Felipe Dutra	Director	February 26, 2026
Felipe Dutra
/s/	Steven Hoffman	Director	February 26, 2026
Steven Hoffman
/s/	Chieh Huang	Director	February 26, 2026
Chieh Huang
/s/	Jennifer Mason	Director	February 26, 2026
Jennifer Mason
/s/	Arik Ruchim	Director	February 26, 2026
Arik Ruchim