Form 10-Q
period 2026-03-29
Six Flags Entertainment Corporation/NEW
filed 2026-05-07
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of May 1, 2026
Common Stock, par value $0.01 per share	102,203,942
Page 1 of 37 pages

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 29, 2026	December 31, 2025	March 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$116,510	$91,134	$61,512
Receivables	129,898	160,283	106,023
Litigation recoveries	44,520	48,900	40,000
Income tax receivables	47,421	54,360	11,598
Inventories	71,458	68,537	84,634
Prepaid insurance	18,451	8,962	19,799
Other current assets	55,369	40,692	55,755
Assets held for sale	347,153	—	—
	830,780	472,868	379,321
Property and equipment, gross	6,738,050	7,350,144	7,039,875
Accumulated depreciation	(2,802,831)	(3,055,385)	(2,692,004)
Property and equipment, net	3,935,219	4,294,759	4,347,871
Goodwill	2,068,867	2,071,680	3,303,351
Other intangibles, net	683,647	722,493	897,874
Right-of-use assets	167,237	214,986	221,742
Other assets	23,129	22,416	13,758
	$7,708,879	$7,799,202	$9,163,917
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$15,038	$15,038	$210,000
Accounts payable	115,171	74,181	128,887
Deferred revenue	345,814	293,061	368,627
Accrued interest	86,715	47,413	96,505
Accrued taxes	27,450	35,668	34,555
Accrued salaries, wages and benefits	40,729	45,807	32,419
Self-insurance reserves	44,927	51,335	36,327
Litigation reserves	55,793	55,465	62,900
Current NCI call option liability	334,178	—	—
Other accrued liabilities	82,404	67,150	65,670
Liabilities held for sale	66,940	—	—
	1,215,159	685,118	1,035,890
Deferred tax liabilities	335,484	488,713	353,757
Lease liabilities	176,015	219,290	229,182
NCI call option liability	—	323,902	298,614
Non-current deferred revenue	16,586	17,705	5,545
Non-current self-insurance reserves	96,011	99,555	91,444
Other liabilities	14,862	14,043	36,323
Long-term debt:
Revolving credit loans	444,566	258,386	609,003
Term debt	1,446,699	1,445,809	968,527
Notes	3,449,224	3,461,877	3,460,036
	5,340,489	5,166,072	5,037,566
Commitments and contingencies (Note 1)
Redeemable non-controlling interests	235,047	235,047	241,816
Equity:
Common stock, $0.01 par value; 400,000 shares authorized; 107,420 shares issued and 101,988 shares outstanding as of March 29, 2026 (107,128 and 101,696 shares as of December 31, 2025 and 106,506 and 101,074 shares as of March 30, 2025, respectively)	1,017	1,017	1,010
Additional paid-in-capital	2,245,290	2,245,553	2,209,825
Accumulated deficit	(2,031,969)	(1,763,369)	(383,989)
Accumulated other comprehensive income	64,888	66,556	6,934
	279,226	549,757	1,833,780
	$7,708,879	$7,799,202	$9,163,917
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three months ended
	March 29, 2026	March 30, 2025
Net revenues:
Admissions	$113,500	$106,761
Food, merchandise and games	78,264	65,848
Accommodations, extra-charge products and other	33,863	29,448
	225,627	202,057
Costs and expenses:
Cost of food, merchandise, and games revenues	21,287	21,601
Operating expenses	266,893	299,479
Selling, general and administrative	73,295	90,785
Depreciation and amortization	107,349	102,330
Loss on retirement of fixed assets, net	2,435	8,098
Loss on impairment of goodwill and other intangibles	38,640	—
Loss on disposal group	27,971	—
Loss on other assets	—	791
	537,870	523,084
Operating loss	(312,243)	(321,027)
Interest expense, net	94,928	87,035
Loss on early debt extinguishment	4,053	—
Other expense (income), net	5,739	(1,584)
Loss before taxes	(416,963)	(406,478)
Benefit for taxes	(148,363)	(186,760)
Net loss	(268,600)	(219,718)
Net loss attributable to non-controlling interests	—	—
Net loss attributable to Six Flags Entertainment Corporation	$(268,600)	$(219,718)

Net loss	$(268,600)	$(219,718)
Other comprehensive (loss) income, (net of tax):
Foreign currency translation	(1,668)	9,038
Defined benefit retirement plan	—	176
Other comprehensive (loss) income, (net of tax)	(1,668)	9,214
Comprehensive loss	(270,268)	(210,504)
Comprehensive loss attributable to non-controlling interests	—	—
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(270,268)	$(210,504)

Weighted average shares of common stock outstanding (See Note 10)
Basic	101,485	100,094
Diluted	101,485	100,094

Loss attributable to Six Flags Entertainment Corporation per share of common stock outstanding (See Note 10)
Basic	$(2.65)	$(2.20)
Diluted	$(2.65)	$(2.20)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

For the three months ended	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2024	100,350	$1,004	$2,207,410	$(164,271)	$(2,280)	$2,041,863
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(219,718)	—	(219,718)
Equity-based compensation	724	6	2,415	—	—	2,421
Foreign currency translation adjustment, net of tax	—	—	—	—	9,038	9,038
Defined benefit retirement plan, net of tax $(58)	—	—	—	—	176	176
Balance as of March 30, 2025	101,074	$1,010	$2,209,825	$(383,989)	$6,934	$1,833,780

Balance as of December 31, 2025	101,696	$1,017	$2,245,553	$(1,763,369)	$66,556	$549,757
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(268,600)	—	(268,600)
Equity-based compensation	292	—	(263)	—	—	(263)
Foreign currency translation adjustment	—	—	—	—	(1,668)	(1,668)
Balance as of March 29, 2026	101,988	$1,017	$2,245,290	$(2,031,969)	$64,888	$279,226
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended
	March 29, 2026	March 30, 2025
CASH FLOWS FOR OPERATING ACTIVITIES
Net loss	$(268,600)	$(219,718)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation and amortization	107,349	102,330
Loss on early debt extinguishment	4,053	—
Loss on impairment of goodwill and other intangibles	38,640	—
Non-cash loss on disposal group	18,775	—
Non-cash foreign currency loss (gain) on USD notes	5,493	(1,332)
Non-cash equity based compensation expense	3,777	17,076
Deferred income tax benefit	(152,946)	(189,873)
Other non-cash expenses	13,053	14,149
Changes in assets and liabilities:
(Increase) decrease in receivables	31,488	19,959
(Increase) decrease in inventories	(9,774)	(13,187)
(Increase) decrease in other assets	(20,267)	(6,056)
Increase (decrease) in accounts payable	36,961	11,905
Increase (decrease) in deferred revenue	70,936	65,471
Increase (decrease) in accrued interest	39,313	42,159
Increase (decrease) in accrued taxes	927	(3,696)
Increase (decrease) in accrued salaries, wages and benefits	(5,202)	(18,706)
Increase (decrease) in self-insurance reserves	(9,926)	(2,961)
Increase (decrease) in other liabilities	12,791	4,444
Net cash for operating activities	(83,159)	(178,036)
CASH FLOWS FOR INVESTING ACTIVITIES
Capital expenditures	(53,964)	(139,932)
Net cash for investing activities	(53,964)	(139,932)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	185,174	310,668
Note borrowings	1,000,000	—
Note payments	(1,000,000)	—
Payment of debt issuance costs	(17,447)	—
Payments related to tax withholding for equity compensation	(4,039)	(14,380)
Other	—	137
Net cash from financing activities	163,688	296,425
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,189)	(119)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	25,376	(21,662)
Balance, beginning of period	91,134	83,174
Balance, end of period	$116,510	$61,512
SUPPLEMENTAL INFORMATION
Cash payments for interest	$47,303	$38,145
Interest capitalized	2,351	3,199
Net cash (refunds) payments for income taxes	(3,205)	1,109
Capital expenditures in accounts payable	19,109	41,507
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
INDEX FOR NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared from the financial records of the Company. The unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to fairly present the results of the interim periods covered in this report. Due to the seasonal nature of the amusement and water park operations, the results for any interim period may not be indicative of the results expected for the full fiscal year.

(1) Description of the Business and Significant Accounting Policies:
The unaudited consolidated financial statements included in this Report on Form 10-Q have been prepared in accordance with the accounting policies described in the Notes to Consolidated Financial Statements for the year ended December 31, 2025, which were included in the Form 10-K filed by the Company on February 26, 2026. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission" or the "SEC"). These financial statements should be read in conjunction with the financial statements and the notes included in the Form 10-K referred to above.

Interim Reporting
The Company's operations are seasonal. In 2025, approximately 70% of annual attendance and net revenues occurred during the second and third quarters. As a result, a substantial portion of the Company's net revenues are expected to be generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August.

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

Contingencies
The Company is a party to a number of lawsuits in the normal course of business. In the opinion of management, none of these matters, beyond what has been disclosed in this Quarterly Report on Form 10-Q, are expected to have a material effect in the aggregate on the unaudited consolidated financial statements.

Putative Securities Class Action Lawsuit
During the third quarter of 2024, the Company entered into a settlement agreement, subject to court approval, resolving the lawsuit described below. The Company will pay $40.0 million to settle the claims, an amount that will be fully funded by insurance carriers. Therefore, the consolidated balance sheet as of March 29, 2026 included a $40.0 million receivable recorded within "Litigation recoveries" and a corresponding $40.0 million liability recorded within "Litigation reserves".

The settlement agreement described in the preceding paragraph resolved two putative securities class action complaints that were filed against Former Six Flags (as defined in Note 2) and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas in February 2020 and consolidated in March 2020 (Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.)). An amended complaint was filed on March 20, 2020. A consolidated complaint was filed on July 2, 2020. The consolidated complaint alleged, among other things, that the defendants made materially false or misleading statements or omissions regarding Former Six Flags' business, operations and growth prospects, specifically with respect to the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint sought an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Former Six Flags’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On September 3, 2024, the parties entered into a settlement agreement, subject to court approval which occurred on January 28, 2025, resolving the claims.

Commissioner of Competition v. Canada's Wonderland Company
Canada's Wonderland Company (“Canada’s Wonderland”) is respondent to an application filed by the Commissioner of Competition (the “Commissioner”) on May 5, 2025 with the Competition Tribunal of Canada. In the application, the Commissioner alleges that Canada’s Wonderland is in violation of the Competition Act, RSC 1985, c C-34 (the “Act”) by engaging in a deceptive marketing practice (drip pricing) related to its processing fees for online transactions, by advertising ticket and product prices online that exclude mandatory processing fees. The Commissioner seeks certain relief from the Competition Tribunal, including an order requiring payment of an unspecified administrative monetary penalty and an order requiring payment of an unspecified amount to be distributed among consumers. On June 19, 2025, Canada’s Wonderland filed a response denying the allegations in the Commissioner’s application. In March 2026, Canada’s Wonderland and the Commissioner participated in a mediation relating to the claims alleged in the application, and did not reach a settlement or resolution at the mediation. The Evidentiary Hearing is scheduled for September 2026, with Oral Argument scheduled for October 2026.

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

Matthew Whitfield v. Selim Bassoul, et al.
On November 25, 2025, a shareholder derivative complaint was filed against certain current and former officers and directors of the Company in the U.S. District Court for the Northern District of Ohio, captioned Matthew Whitfield v. Selim Bassoul., et al., No. 3:25-cv-02599 (N.D. Ohio). The complaint is generally based on the same allegations as in the Securities Action and asserts claims for, among other things, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and alleged violations of Section 14(a) of the Securities Exchange Act of 1934. On February 25, 2026, the parties agreed, subject to court approval, to stay the action during the pendency of any motion to dismiss filed by defendants in the Securities Action.

C.T. and Judy Martinez v. Six Flags Entertainment Corporation, et al.
A putative class action complaint alleging claims under Title III of the Americans with Disabilities Act ("ADA") and two California statutes was filed December 26, 2023 against Former Six Flags Entertainment Corporation and Magic Mountain LLC in the U.S. District Court for the Eastern District of California. Subsequent to filing, two additional named plaintiffs replaced the original plaintiff, and defendants Park Management Corp. and Six Flags Concord LLC were added as parties. Plaintiffs allege that in violation of the ADA and the California statutes, defendants require a guest with a disability to register with and obtain from the International Board of Credentialing and Continuing Education Standards ("IBCCES") an Individual Accessibility Card ("IAC") at least 48 hours in advance of their park visit in order to receive an "Attraction Access Pass" at the park, which identifies accommodations for the guest. Plaintiffs further allege that in violation of the ADA and the California statutes, a disabled guest must submit on the IBCCES website medical documentation as a result of impermissible inquiries as part of their IAC application. Defendants have denied plaintiffs’ allegations. Plaintiffs moved to certify two nationwide classes for claims under the ADA seeking injunctive relief and attorneys' fees, and two corresponding California subclasses for claims under the California statutes seeking injunctive relief, damages and attorneys' fees. After hearing class-certification arguments in November 2025, the magistrate judge recommended to the district judge in February 2026 that one of the nationwide classes seeking injunctive relief and attorneys’ fees under the ADA be certified and that certification of any other class or subclass be denied. Prior to the district judge's consideration of the recommendations, mediation was held April 20, 2026, at which the parties reached an agreement in principle to resolve all claims. The settlement is subject to the execution of definitive documentation and court approval. The Company does not believe the settlement amount is material.

Dunn v. Six Flags America LP, et al.
A putative class action complaint, which also includes a claim for individual relief, was filed May 7, 2025 against Six Flags America LP and IBCCES in the Circuit Court for Prince George’s County, Maryland. Plaintiff alleges that in violation of Prince George’s County Code and the common law of negligence and unjust enrichment, disabled persons seeking reasonable accommodations at the Six Flags America park in Bowie, Maryland must first undergo a pre-approval process managed by IBCCES 48 hours in advance of a park visit to obtain an IAC, and as part of the process applicants must submit sensitive personal and medical information. Plaintiff further alleges that in June 2024, she entered the park with her service dog without incident but was informed that without an IAC, she could either leave the park, put her service dog in her car and return, or get a rain check for a return visit, after which plaintiff chose to leave. Plaintiff seeks to certify several classes covering individuals affected by the IAC process or by in‑park denials of accommodations. The complaint seeks injunctive relief, damages, and attorneys’ fees. The case was removed to the U.S. District Court for the District of Maryland in June 2025, following which Six Flags America moved to compel arbitration and stay the action, or alternatively to dismiss, stay, or transfer the case. The case was stayed until May 2026, and mediation was scheduled for April 2026. The case was not resolved at mediation in early April 2026. The case remains stayed pending further order of the court. The Company will continue vigorously defending the action.

Self-Insurance Reserves
As disclosed in the Form 10-K filed by the Company on February 26, 2026, the Company records self-insurance reserves for the estimated amount of guest and employee claims and related expenses incurred each period. Reserves are established for both identified claims and incurred but not reported ("IBNR") claims and are recorded when claim amounts become probable and estimable.

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

(2) Mergers:
On July 1, 2024, the merger of equals transaction contemplated by the Agreement and Plan of Merger, dated as of November 2, 2023 (the "Merger Agreement"), by and among Six Flags Entertainment Corporation (formerly known as CopperSteel HoldCo, Inc.) (the “Combined Company” or the "Company"), Cedar Fair, L.P. (“Cedar Fair” or "Former Cedar Fair"), Six Flags Entertainment Corporation (“Former Six Flags”) and CopperSteel Merger Sub, LLC (“Copper Merger Sub”) was completed. Pursuant to the Merger Agreement, (i) Copper Merger Sub was merged with and into Cedar Fair (the “Cedar Fair First Merger”), with Cedar Fair continuing as the surviving entity (the “Cedar Fair Surviving Entity”) and a direct subsidiary of the Combined Company, (ii) the Cedar Fair Surviving Entity was subsequently merged with and into the Combined Company (the “Cedar Fair Second Merger” and together with the Cedar Fair First Merger, the “Cedar Fair Mergers”), with the Combined Company continuing as the surviving corporation, and (iii) Former Six Flags merged with and into the Combined Company (the “Six Flags Merger” and together with the Cedar Fair Mergers, the “Mergers”), with the Combined Company continuing as the surviving corporation. Upon the consummation of the Mergers, the separate legal existences of each of Copper Merger Sub, Cedar Fair and Former Six Flags ceased, and the Combined Company changed its name to “Six Flags Entertainment Corporation”. The Combined Company trades on the New York Stock Exchange under the ticker symbol "FUN". The Mergers were entered into to create a leading amusement park operator with an expanded and diversified property portfolio, improved guest experience utilizing the complementary operating capabilities of Cedar Fair and Former Six Flags, and the opportunity for accelerated investment in the Cedar Fair and Former Six Flags properties with the cash flows of the Combined Company. The Six Flags Merger has been accounted for as a business combination under Accounting Standards Codification 805, Business Combinations, using the acquisition method of accounting, and Cedar Fair has been determined to be the accounting acquirer and the predecessor for financial statement purposes.

Upon completion of the Mergers, subject to certain exceptions, (i) each issued and outstanding unit of limited partnership interest in Cedar Fair, including limited partnership interests underlying depositary units representing limited partnership interests on deposit (each a “Cedar Fair Unit” and collectively, the “Cedar Fair Units”) (excluding any (a) units held in the treasury of Cedar Fair or owned by Cedar Fair Management, Inc., the former general partner of Cedar Fair and (b) restricted units of Cedar Fair, which were converted into restricted shares of Combined Company common stock based on the Cedar Fair Exchange Ratio), was converted into the right to receive one (1) share of common stock, par value $0.01 per share, of the Combined Company (the “Cedar Fair Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company common stock, without interest and (ii) each issued and outstanding share of common stock, par value $0.025 per share of Former Six Flags (the “Six Flags Common Stock”) (excluding any (a) shares of Six Flags Common Stock held in treasury of Former Six Flags and (b) restricted shares of Former Six Flags, which were converted into restricted shares of the Combined Company common stock based on the Six Flags Exchange Ratio), was converted into the right to receive 0.5800 shares of Combined Company common stock (the “Six Flags Exchange Ratio”), together with cash in lieu of fractional shares of Combined Company common stock, without interest. Following the close of the transaction, the holders of the Cedar Fair Units immediately prior to the closing owned approximately 51.2% of the outstanding shares of the Combined Company common stock and the holders of the Six Flags Common Stock immediately prior to the closing owned approximately 48.8% of the outstanding shares of the Combined Company common stock.

The following table illustrates the computation of the estimated fair value of consideration transferred. As part of the Mergers, Cedar Fair paid $205.2 million of outstanding borrowings under Former Six Flags' revolving credit facility, inclusive of interest and fees, and paid the $128.2 million Special Dividend (as defined below).

(In thousands)	Consideration
Fair value of Combined Company Common Stock issued (1)	$2,531,714
Former Six Flags revolving credit facility repaid upon close of the Mergers	205,169
Payment of outstanding pre-merger Special Dividend per the Merger Agreement (2)	128,161
Fair value of Former Six Flags equity awards converted (3)	19,511
Fair value of purchase consideration transferred	2,884,555
Fair value of redeemable non-controlling interests (4)	545,685
Less: cash acquired	182,914
Total merger consideration, net of cash acquired	$3,247,326
(1)    Reflects Former Six Flags Common Stock outstanding as of July 1, 2024 converted into Combined Company common stock based upon the Six Flags Exchange Ratio.
(2)    On June 18, 2024, Former Six Flags declared a special dividend, payable to holders of record of Former Six Flags Common Stock as of the close of business one business day prior to the Closing Date, June 28, 2024, with a per share amount of $1.53, which is equal to (a) $1.00 plus (b) the product (rounded up to the nearest whole cent) of (i) the Six Flags Exchange Ratio and (ii) the aggregate amount of distributions per unit declared or paid by Cedar Fair with respect to a Cedar Fair Unit with a record date following November 2, 2023 and prior to the time the Six Flags Merger became effective after giving effect to appropriate adjustments to reflect the Mergers (the “Special Dividend”), which distributions per Cedar Fair Unit were $0.90 in the aggregate. The payment of the Special Dividend was completed on or about July 8, 2024.
(3)    Reflects the estimated Closing Date fair value of the converted Former Six Flags equity awards for which associated service has been allocated to the pre-combination period.
(4)    Reflects the fair value of Former Six Flags redeemable non-controlling interests as of the Closing Date. The fair value reflects the consideration that would have been received by the non-controlling interest holders if the Closing Date was also the redemption date for the non-controlling interests.

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

Goodwill is primarily attributable to expected synergies from combining the operations of Former Cedar Fair and Former Six Flags, as well as intangible assets that do not qualify for separate recognition. The majority of Goodwill is not deductible for tax purposes. Goodwill has been allocated based on the business enterprise values of each of the Former Six Flags properties. Goodwill was subsequently impaired during the third quarter of 2025 (see Note 5 to the accompanying unaudited consolidated financial statements).

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

Of the $293.1 million of current deferred revenue recorded as of January 1, 2026, 89% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales including group events, prepaid games cards and gift cards, sponsorships, advanced resort reservations and other deferred revenue. Approximately $25 million of the current deferred revenue balance as of January 1, 2026 was recognized during the three months ended March 29, 2026.

As of March 29, 2026 and March 30, 2025, $16.6 million and $5.5 million of non-current deferred revenue was recorded, respectively, which primarily represented prepaid lease payments for a portion of the California's Great America parking lot, sponsorship deferred revenue, and $11.3 million of COVID-19 related benefits as of March 29, 2026. The prepaid lease payments are being recognized through 2027, or through the sale-leaseback period for the land under California's Great America. The sponsorship deferred revenue is being recognized through 2029, and the COVID-19 related benefits are being recognized through 2032.

Payment is due immediately on the transaction date for most products. The receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, including memberships, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. The Company is not exposed to a significant concentration of customer credit risk. As of March 29, 2026, December 31, 2025 and March 30, 2025, a $13.3 million, $12.0 million and $11.2 million allowance for doubtful accounts was recorded, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
As of March 29, 2026, December 31, 2025, and March 30, 2025, property and equipment was classified as follows:

(In thousands)	March 29, 2026	December 31, 2025	March 30, 2025

Land	$766,808	$805,958	$803,228
Land improvements	825,853	906,932	846,284
Buildings	1,392,982	1,545,380	1,482,055
Rides and equipment	3,549,288	3,926,345	3,619,711
Construction in progress	203,119	165,529	288,597
Property and equipment, gross	6,738,050	7,350,144	7,039,875
Accumulated depreciation	(2,802,831)	(3,055,385)	(2,692,004)
Property and equipment, net	$3,935,219	$4,294,759	$4,347,871

Long-lived assets are reviewed for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the assets may not be recoverable. In order to determine if an asset has been impaired, assets are grouped and tested at the lowest level for which identifiable, independent cash flows are available. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decrease in the market price of a long-lived asset; a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition; a significant adverse change in legal factors or in the business climate; an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; past, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset; and a current expectation that a long-lived asset will be sold or disposed significantly before the end of its previously estimated useful life. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on the unaudited consolidated financial statements.

On May 1, 2025, the Company announced that it would close its amusement and water park located in Bowie, Maryland following the end of the 2025 operating season. The property on which the amusement and water park is located, which is approximately 500 acres, was being marketed for redevelopment as part of the Company's ongoing portfolio optimization efforts. As a result, the estimated useful lives of the remaining property and equipment at this property were updated to depreciate through October 2025, or the end of the 2025 operating season resulting in an approximate $19 million increase in depreciation expense in 2025. As the property and equipment will be disposed significantly before the end of their previously estimated useful lives, the long-lived assets at the property were tested for impairment during the second quarter of 2025, which resulted in no impairment. On April 8, 2026, the Company announced that it entered into a purchase agreement to sell the property, subject to buyer's diligence and other closing conditions.

On March 5, 2026, the Company entered into definitive agreements to sell seven of its parks to EPR Properties, a Maryland real estate investment trust, and its operators for a combined aggregate purchase price of $331.4 million in cash, subject to customary working capital adjustments (the "2026 Sale Transaction"). The seven parks include: Worlds of Fun, Michigan's Adventure, Valleyfair, Six Flags Great Escape, Schlitterbahn Waterpark Galveston and Six Flags St. Louis in the US and Six Flags La Ronde in Canada. The 2026 Sale Transaction was structured as a sale of 100% of the outstanding equity interests of the subsidiaries that hold the agreed upon assets and liabilities (the "disposal group"). The 2026 Sale Transaction is subject to certain closing conditions, including receipt of third-party consents. The sale of the US properties closed on April 6, 2026 and the sale of the Canadian property is expected to close in May 2026.

As a result of the 2026 Sale Transaction, the Company classified the disposal group as held for sale within the unaudited consolidated balance sheet as of March 29, 2026. The table below discloses the major classes of assets and liabilities of the disposal group that were included within "Assets held for sale" and "Liabilities held for sale" in the unaudited consolidated balance sheet.

(In thousands)	March 29, 2026
Cash	$581
Receivables	2,539
Inventories	6,751
Other current assets	3,086
Property and equipment, net	294,296
Right-of-use assets	39,900
Assets held for sale	347,153
Accounts payable	6,999
Deferred revenue	18,315
Accrued taxes	614
Other accrued liabilities	1,180
Lease liabilities	39,832
Liabilities held for sale	66,940
In conjunction with classifying the disposal group as held for sale, the Company recognized a $28.0 million loss equal to the amount by which the purchase price, adjusted for working capital and other closing related adjustments, was less than the net book value of the assets and liabilities in the disposal group. The loss was recorded within "Loss on disposal group" in the unaudited consolidated statements of operations and comprehensive loss and reduced the carrying value of property and equipment. The loss assumes the Company will become a secondary guarantor in the lease agreement related to the La Ronde land with an approximate fair value of $13.4 million (the "La Ronde Guarantee"). If the secondary guarantee is terminated and released prior to or in connection with the closing of the sale, the total loss recorded will be reduced by the fair value of this guarantee agreement. The seven parks were included within the Company's single reportable segment of amusement and water parks with accompanying resort facilities.

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

During the first quarter of 2026 and in connection with classifying the 2026 Sale Transaction disposal group as held for sale, the projected revenues related to the Six Flags trade name and Schlitterbahn trade name were reduced by the revenues contributed by the disposal group. As a result, the Company tested the Six Flags trade name and Schlitterbahn trade name for impairment resulting in impairment losses of $37.1 million and $1.6 million, respectively. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited consolidated statements of operations and comprehensive loss.

In connection with the preparation of the financial statements for the third quarter of 2025, management tested the Former Six Flags reporting units, including Six Flags Fiesta Texas, Six Flags Great Adventure, Six Flags Great America, Six Flags Magic Mountain, Six Flags Mexico, Six Flags New England, Six Flags Over Georgia and Six Flags Over Texas, and the Schlitterbahn reporting unit, as well as the Six Flags trade name and Schlitterbahn trade name for impairment. These reporting units and trade names were tested for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, as well as due to a more significant, sustained decline in the Company's share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter of 2025, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. Management concluded the estimated fair value of the Six Flags Fiesta Texas, Six Flags Great Adventure, Six Flags Great America, Six Flags Magic Mountain, Six Flags Mexico, Six Flags Over Georgia, Six Flags Over Texas, and the Schlitterbahn reporting units no longer exceeded their carrying values resulting in impairment charges recorded during the third quarter of 2025 totaling $1.34 billion. Management also concluded the estimated fair value of the Six Flags trade name and Schlitterbahn trade name no longer exceeded their carrying values resulting in impairment charges recorded during the third quarter of 2025 of $169.3 million and $6.4 million, respectively. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited consolidated statements of operations and comprehensive loss.

The fair value of reporting units was established using an income (discounted cash flow) approach. The income approach uses each reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results were established using best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions included terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Any impairment charges recognized were for the amount by which the reporting unit's carrying amount exceeded its fair value. The fair value of trade names was calculated using a relief-from-royalty method. Any impairment charges recognized were for the amount by which the trade name's carrying amount exceeded its fair value. Management makes significant estimates calculating the fair value of reporting units and trade names. Valuation assumptions about future performance could adversely change and result in further goodwill and/or trade name impairment that would have a material effect on the Company's financial position and results of operations in future periods. Future valuation assumptions are dependent on numerous factors, including the Company's operating plans for fiscal year 2026 and future years, changes to the Company's long-term strategy and other market conditions.

Changes in the carrying value of goodwill for the three months ended March 29, 2026 and March 30, 2025 were:

(In thousands)	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2025	$3,630,952	$(1,559,272)	$2,071,680
Foreign currency translation	(2,813)	—	(2,813)
Balance as of March 29, 2026	$3,628,139	$(1,559,272)	$2,068,867

Balance as of December 31, 2024	$3,512,782	$(216,259)	$3,296,523
Mergers	(39)	—	(39)
Foreign currency translation	6,867	—	6,867
Balance as of March 30, 2025	$3,519,610	$(216,259)	$3,303,351

As of March 29, 2026, December 31, 2025, and March 30, 2025, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
March 29, 2026
Trade names (1)	$683,889	$(474)	$683,415
License / franchise agreements	709	(477)	232
Total other intangible assets	$684,598	$(951)	$683,647

December 31, 2025
Trade names (1)	$722,702	$(444)	$722,258
License / franchise agreements	709	(474)	235
Total other intangible assets	$723,411	$(918)	$722,493

March 30, 2025
Trade names (1)	$897,912	$(322)	$897,590
License / franchise agreements	1,148	(864)	284
Total other intangible assets	$899,060	$(1,186)	$897,874
(1)    Trade name amortization represents amortization of the California's Great America trade name. The gross carrying amount of the California's Great America trade name totals $0.7 million and is being amortized through 2027, or through the sale-leaseback period for the land under California's Great America. Other trade names are indefinite-lived.

(6) Long-Term Debt:
Long-term debt as of March 29, 2026, December 31, 2025, and March 30, 2025 consisted of the following:

(In thousands)	March 29, 2026	December 31, 2025	March 30, 2025

Revolving credit facility averaging 5.7% YTD 2026, 6.4% in 2025 and 6.4% YTD 2025	$457,159	$272,000	$625,683
Term loan averaging 5.7% YTD 2026, 6.3% in 2025 and 6.3% YTD 2025	1,481,221	1,481,221	995,000
Notes
2025 senior secured notes at 7.000%	—	—	200,000
2027 senior unsecured notes at 5.375%	—	500,000	500,000
2027 senior unsecured notes at 5.500%	—	500,000	500,000
2028 senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 senior unsecured notes at 5.250%	500,000	500,000	500,000
2031 senior unsecured notes at 7.250%	800,000	800,000	800,000
2032 senior secured notes at 6.625%	850,000	850,000	850,000
2032 senior unsecured notes at 8.625%	1,000,000	—	—
	5,388,380	5,203,221	5,270,683
Less current portion	(15,038)	(15,038)	(210,000)
	5,373,342	5,188,183	5,060,683
Less debt issuance costs and original issue discount	(55,675)	(43,336)	(45,410)
Plus acquisition fair value layers	22,822	21,225	22,293
Long-term debt	$5,340,489	$5,166,072	$5,037,566

Term Debt and Revolving Credit Facilities
The Company's credit agreement was entered into by Former Cedar Fair on May 1, 2024 (the "2024 Credit Agreement"). The 2024 Credit Agreement, as amended, includes a $1.5 billion senior secured term loan facility (following an amendment to incur an additional $500 million on June 27, 2025, the "Second Amendment") and an $850 million revolving credit facility. The proceeds from the Second Amendment were used to redeem the remaining $200 million of 7.000% senior secured notes due 2025 issued by Former Six Flags ("2025 Six Notes") and a portion of the then-outstanding revolving credit facility borrowings.

The senior secured term loan facility under the 2024 Credit Agreement, as amended, requires amortization payments of $15.0 million per year, payable in equal quarterly installments; matures on May 1, 2031; and bears interest at Term Secured Overnight Financing Rate ("SOFR") plus a margin of 200 basis points ("bps") per annum or base rate plus a margin of 100 bps per annum.

The revolving credit facility capacity under the 2024 Credit Agreement, as amended, has a maturity date of July 1, 2029, subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended).

There was $457.2 million of outstanding gross borrowings under the revolving credit facility as of March 29, 2026. The 2024 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit totaling $47.3 million, the Company had $345.5 million of availability under its revolving credit facility as of March 29, 2026.

Upon consummation of the Mergers, the 2024 Credit Agreement was assumed by the Company, and subsidiaries of Former Six Flags became borrowers and/or guarantors under the 2024 Credit Agreement. The facilities provided under the 2024 Credit Agreement are collateralized by substantially all of the assets of Former Cedar Fair, its wholly owned domestic subsidiaries and its Canadian subsidiary that is a borrower under the 2024 Credit Agreement, and the subsidiaries of Former Six Flags that are co-issuers and/or guarantors under the 2032 Six Notes (as defined below), subject to customary exceptions set forth in the 2024 Credit Agreement, as amended.

Notes
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

In connection with the Mergers, the Company entered into supplemental indentures to assume all of Former Six Flags' obligations under its outstanding notes, which included $800 million of 7.250% senior unsecured notes due 2031 ("2031 Six Notes") and $850 million of 6.625% senior secured notes due 2032 ("2032 Six Notes"). Interest is payable under the 2031 Six Notes and 2032 Six Notes semi-annually in May and November, with the principal due in full on May 15, 2031 and May 1, 2032, respectively.

In January 2026, the Company issued $1.0 billion of 8.625% senior unsecured notes due 2032 ("2032 senior notes"). The proceeds from the 2032 senior notes, together with cash on hand, were used to redeem in full $500 million of 5.375% senior unsecured notes due 2027 issued by Former Cedar Fair ("2027 senior notes"), and $500 million of 5.500% senior unsecured notes due 2027 issued by Former Six Flags ("2027 Six Notes"), plus accrued and unpaid interest. Interest is payable under the 2032 senior notes semi-annually in January and July of each year with the principal due in full on January 15, 2032. Some or all of the 2032 senior notes may be redeemed on or after July 15, 2028 at the redemption prices set forth in the related indenture plus accrued and unpaid interest. Prior to July 15, 2028, up to 40% of the 2032 senior notes may be redeemed with a cash amount equal to the proceeds of certain sales of equity securities at 108.625% of the principal amount, plus accrued and unpaid interest, if at least 50% of the aggregate principal amount of 2032 senior notes issued remains outstanding after such redemption and the redemption occurs within 180 days after the date of the closing of such equity offering. Upon the occurrence of certain change of control events, the Company must offer to repurchase the 2032 senior notes at 101% of their principal amount, plus accrued and unpaid interest.

Interest was payable under the 2027 senior notes and 2027 Six Notes semi-annually in April and October, with the principal due in full on April 15, 2027. As a result of this refinancing event, we recognized a $4.1 million loss on early debt extinguishment, inclusive of the write-off of debt issuance costs and acquisition fair value layers related to the 2027 senior notes and 2027 Six Notes.

In connection with the Mergers, the Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations, as well as Former Six Flags' obligations under existing indentures. Under the supplemental indentures for the notes issued by Former Cedar Fair, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement, as amended, agreed to fully and unconditionally guarantee the notes issued by Former Cedar Fair. Under the supplemental indenture to the 2032 Six Notes, each of the Cedar Fair co-issuers under the 2024 Credit Agreement became co-issuers of the 2032 Six Notes and each of the Cedar Fair subsidiary guarantors under the 2024 Credit Agreement became guarantors of the 2032 Six Notes. Under the supplemental indentures for all other notes issued by Former Six Flags, each of the Cedar Fair co-issuers and subsidiary guarantors under the 2024 Credit Agreement became guarantors. In connection with the execution of the supplemental indenture to the 2032 Six Notes, each of the Cedar Fair subsidiary guarantors under the 2024 Credit Agreement (the "Cedar Fair Subsidiary Guarantors") also entered into certain security agreements, pursuant to which the Cedar Fair Subsidiary Guarantors granted a first priority security interest in substantially all of their assets (subject to certain exceptions) to secure the 2032 Six Notes.

As market conditions warrant, the Company may from time to time repurchase outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
With respect to the revolving credit facility only, the 2024 Credit Agreement, as amended, includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter. The maximum Net First Lien Leverage Ratio is 5.0x beginning with the test period ending on or about December 31, 2025, with step-downs of 25 bps after every four consecutive quarters, culminating at 4.5x beginning with the test period ending on or about December 31, 2027.

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

Pursuant to the terms of the indentures governing the Company's senior notes, if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indentures governing the 2028 senior notes, 2029 senior notes and 2031 Six Notes) or the pro forma Net Total Leverage Ratio (as defined in the 2032 senior notes and the 2032 Six Notes) is less than or equal to 5.50x, the Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio and pro forma Net Total Leverage Ratio were greater than 5.50x as of March 29, 2026.

(7) Non-Controlling Interests
In connection with the Mergers, the Company assumed certain obligations regarding Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG"), and Six Flags Over Texas ("SFOT", and together with SFOG, the "Partnership Parks"). The Partnership Parks are not wholly owned, but the Partnership Parks are consolidated as subsidiaries in the consolidated financial statements as it has been determined that the Company has the power to direct the activities of those entities that most significantly impact the entities' economic performance, and the Company has the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in SFOT are recorded as "Redeemable non-controlling interests" within the unaudited consolidated balance sheet. Following the notification of the Company's intent to exercise the End-of-Term Option related to SFOG as further described below, the redeemable non-controlling interests related to SFOG are recorded as a liability, specifically "Current NCI call option liability" and "NCI call option liability", within the unaudited consolidated balance sheet. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is recorded as "Net loss attributable to non-controlling interests" within the unaudited consolidated statements of operations and comprehensive loss. Obligations related to the Partnership Parks continue until 2027. Such obligations include:

(i) Minimum annual distributions of approximately $93.5 million in 2026 (subject to cost of living adjustments) to the limited partners of the partnership entities (the "Georgia Partnership" with respect to SFOG and the "Texas Partnership" with respect to SFOT) that own the Partnership Parks. Based on the Company's ownership of units as of March 29, 2026, the Company's share of the distribution will be approximately $42.6 million.

(ii) Minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.00% of the Partnership Parks’ revenues. The capital expenditures at the Partnership Parks is expected to be in excess of the minimum required expenditures for 2026 and was in excess of the minimum required expenditures for 2025.

(iii) An annual offer to purchase all outstanding limited partnership units at the Specified Price (defined below) to the extent tendered by the unitholders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid no later than May 15th of that year (the "Partnership Park Put"). The Company is required to repurchase such limited partnership units through May 15, 2026 in the case of the Georgia Partnership and May 15, 2027 in the case of the Texas Partnership. As the Company purchases additional units, it is entitled to a proportionate increase in its share of the minimum annual distributions. As part of the 2026 annual offering and in the second quarter of 2026, the Company purchased 3.453 units of the Texas Partnership for $7.6 million. We did not purchase any units of the Georgia partnership in the 2026 annual offering.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the specified price of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, Former Six Flags adjusted the annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the minimum price floor, the implied valuation of the Partnership Parks using the Specified Price, if determined as of March 29, 2026, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of March 29, 2026, the Company owned approximately 32.1% and 55.4% of the Georgia limited partner interests and Texas limited partner interests, respectively.

(iv) Either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks that the Company does not then own through the exercise of a call option (the "End-of-Term Option") upon the earlier of the occurrence of specified events and the end of the term of the partnership that hold the Partnership Parks in 2027 in the case of SFOG and 2028 in the case of SFOT, or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership.

The agreements for the Georgia Partnership and Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships when the agreements were executed was $250.0 million and $374.8 million for SFOG and SFOT, respectively.

On December 17, 2024, the Company provided notice to the Georgia Partnership of its exercise of the End-of-Term Option relating to SFOG. In addition to the outstanding limited partnership interests, the Company will acquire certain related entity general partnership and managing member interests in January 2027. As of March 29, 2026, the agreed-upon value, as adjusted for CPI, would be $522.3 million for SFOG. The agreed-upon value, if determined as of March 29, 2026, multiplied by the 68.5% of units held by the limited partner for SFOG represent $358.1 million that would be required to be paid to the limited partner of SFOG at the End-of-Term Option. The actual agreed upon value of the End-of-Term Option will be further adjusted by CPI until the end of each respective agreement and reduced by any units put to the Company through the annual Partnership Park Put in 2026.

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

Cash flows from operations at the Partnership Parks are used to satisfy the above requirements before any funds are required from the Company. After the payment of the minimum distribution, the Company is entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash is distributed first to any management fee in arrears and then towards the repayment of any interest and principal on intercompany loans. Any additional cash, to the extent available, is distributed 95% to the Company in the case of SFOG and 92.5% to the Company in the case of SFOT. The Partnership Parks spent approximately $54.6 million of cash in 2025, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to the Company, primarily due to increased capital spending at both SFOG and SFOT.

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

As described above and following the notification of the Company's intent to exercise the End-of-Term Option of the Georgia Partnership, the redeemable non-controlling interests related to the Georgia Partnership are classified as a liability, specifically "Current NCI call option liability" and "NCI call option liability", within the unaudited consolidated balance sheets. The liability was recorded at the net present value of the call option price as of December 31, 2024. The difference between the net present value of the call option price and the redemption value was recorded as a deemed dividend to retained earnings within the consolidated statements of equity for the year ended December 31, 2024. The liability will be accreted to the final purchase price over the remaining Georgia Partnership term. For the three months ended March 29, 2026 and March 30, 2025, $10.3 million and $8.2 million of accretion was recorded as interest expense within the unaudited consolidated statement of operations and comprehensive loss, respectively.

The Company will continue to have the obligation to purchase, at the Specified Price, any units of SFOG that unitholders elect to put as part of the annual Park Partnership Put in 2026. If all put options of the Georgia Partnership were exercised, the redemption value would be $278.3 million as of March 29, 2026. Changes in the call option liability of the Georgia Partnership for the three months ended March 29, 2026 were:

(In thousands)	SFOG

Balance as of December 31, 2025	$323,902
Interest accretion	10,276
Balance as of March 29, 2026	$334,178

As of March 29, 2026, redeemable non-controlling interests, representing the non-affiliated parties' equity interest, of the Texas Partnership was $235.0 million, which approximates redemption value.

(8) Income Taxes:
The Company's income tax benefit was $148.4 million for the three months ended March 29, 2026 compared with $186.8 million for the three months ended March 30, 2025. The effective tax rate for the three months ended March 29, 2026 was 35.6% and 45.9% for the three months ended March 30, 2025.

The effective tax rate for the three months ended March 29, 2026 differed from the United States Federal statutory rate of 21% due to the impact of impairment charges and the loss on disposal group related to the 2026 Sale Transaction, effects of non-controlling interest distributions, accretion on the Six Flags Over Georgia call option liability, non-deductible executive compensation, state and local income taxes and tax rate differences in foreign jurisdictions.

The Company evaluates its tax positions using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. As of March 29, 2026, the Company recorded unrecognized tax benefits of $25.6 million, all of which would impact the effective tax rate if recognized and were primarily included within "Deferred tax liabilities" in the unaudited consolidated balance sheet.

The Company classifies interest and penalties attributable to income taxes as part of income tax expense. During the three months ended March 29, 2026 and March 30, 2025, the expense recognized for interest and penalties was not material.

The Canadian government has enacted Pillar Two legislation (Global Minimum Tax Act) that includes the Income Inclusion Rule and Qualified Domestic Minimum Top-Up Tax (as defined in the Global Minimum Tax Act). The Canadian legislation is effective for fiscal years beginning January 1, 2024, and thereafter. The Company has performed an assessment of the potential exposure to Pillar Two income taxes. This assessment is based on the most recent information available regarding the financial performance of the constituent entities. Based on the assessment performed, the Pillar Two effective tax rates in all jurisdictions in which the Company operates is above the 15% minimum tax rate. The Company continues to evaluate the legislation and does not expect an exposure to Pillar Two taxes for 2026.

(9) Pension Benefits:
Substantially concurrently with the closing and in connection with the Mergers, the Company assumed the obligations of the Former Six Flags pension plan. Former Six Flags froze its pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes pension costs and the weighted-average assumptions used to determine net cost for the three months ended March 29, 2026 and March 30, 2025. The components of net periodic (benefit) expense were included in "Other expense (income), net" in the unaudited consolidated statements of operations and comprehensive loss. The Company did not make any pension contributions during the three month periods ended March 29, 2026 and March 30, 2025.

	Three months ended
(In thousands)	March 29, 2026	March 30, 2025
Interest cost	$1,887	$1,970
Expected return on plan assets	(1,896)	(2,236)
Administrative fees	—	213
Total net periodic (benefit) expense	$(9)	$(53)

Discount rate	5.20%	5.40%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	4.85%	5.75%

(10) Earnings per Share:
For purposes of calculating the basic and diluted earnings per share of common stock, net loss attributable to Six Flags Entertainment Corporation for the three months ended March 29, 2026 and March 30, 2025 has not been adjusted from the reported amounts. The share amounts used in calculating the basic and diluted earnings per share of common stock for the three months ended March 29, 2026 and March 30, 2025 are as follows:

(In thousands, except per share amounts)	Three months ended
	March 29, 2026	March 30, 2025
Net loss attributable to Six Flags Entertainment Corporation	$(268,600)	$(219,718)

Basic weighted average shares of common stock	101,485	100,094
Diluted weighted average shares of common stock	101,485	100,094
Basic	$(2.65)	$(2.20)
Diluted	$(2.65)	$(2.20)

There were approximately 1.9 million antidilutive shares excluded from the computation of diluted loss per share of common stock for the three months ended March 29, 2026. The antidilutive shares included 0.8 million of outstanding performance stock units, 0.6 million of outstanding restricted stock and restricted stock units, 0.4 million of outstanding stock options and 0.1 million of outstanding deferred stock units. The outstanding performance stock units included all performance stock units outstanding as of March 29, 2026 at target, or 100%. Of the outstanding performance stock units, the maximum payout for 0.5 million of outstanding performance stock units is 200% and the maximum payout for the remaining 0.3 million of outstanding performance stock units is 100%.

(11) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of March 29, 2026, December 31, 2025, and March 30, 2025 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	March 29, 2026		December 31, 2025		March 30, 2025
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$145	$145	$193	$193	$251	$251
Other assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(1,481,221)	$(1,463,446)	$(1,481,221)	$(1,466,720)	$(995,000)	$(993,508)
2025 notes at 7.000%	Long-Term Debt (1)	Level 2	—	—	—	—	$(200,000)	$(200,340)
2027 notes at 5.375%	Long-Term Debt (1)	Level 1	—	—	$(500,000)	$(497,650)	$(500,000)	$(493,625)
2027 notes at 5.500%	Long-Term Debt (1)	Level 2	—	—	$(500,000)	$(498,635)	$(500,000)	$(496,535)
2028 notes at 6.500%	Long-Term Debt (1)	Level 1	$(300,000)	$(296,592)	$(300,000)	$(293,907)	$(300,000)	$(301,233)
2029 notes at 5.250%	Long-Term Debt (1)	Level 1	$(500,000)	$(471,260)	$(500,000)	$(466,145)	$(500,000)	$(473,315)
2031 notes at 7.250%	Long-Term Debt (1)	Level 2	$(800,000)	$(764,000)	$(800,000)	$(769,000)	$(800,000)	$(802,736)
2032 notes at 6.625%	Long-Term Debt (1)	Level 2	$(850,000)	$(843,379)	$(850,000)	$(858,526)	$(850,000)	$(859,563)
2032 notes at 8.625%	Long-Term Debt (1)	Level 2	$(1,000,000)	$(991,880)	—	—	—	—
(1)Carrying values of long-term debt balances are before reductions for (1) current maturities of long-term debt of $15.0 million, $15.0 million and $210.0 million as of March 29, 2026, December 31, 2025 and March 30, 2025, respectively; (2) debt issuance costs and original issue discount of $55.7 million, $43.3 million and $45.4 million as of March 29, 2026, December 31, 2025 and March 30, 2025, respectively; and (3) acquisition fair value layers of $22.8 million, $21.2 million and $22.3 million as of March 29, 2026, December 31, 2025 and March 30, 2025, respectively.

During the first quarter of 2026 and in connection with classifying the 2026 Sale Transaction disposal group as held for sale, the Company recognized a $28.0 million loss equal to the amount by which the purchase price, adjusted for working capital and other closing related adjustments, was less than the net book value of the assets and liabilities in the disposal group. The loss was recorded within "Loss on disposal group" in the unaudited consolidated statements of operations and comprehensive loss and reduced the carrying value of property and equipment. In addition, as a result of the 2026 Sale Transaction, the projected revenues related to the Six Flags trade name and Schlitterbahn trade name were reduced by the revenues contributed by the disposal group. As a result, the Company tested the Six Flags trade name and Schlitterbahn trade name for impairment resulting in impairment losses of $37.1 million and $1.6 million, respectively. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited consolidated statements of operations and comprehensive loss.

In connection with the preparation of the financial statements for the third quarter of 2025, management tested the Former Six Flags and Schlitterbahn reporting units, as well as the Six Flags trade name and Schlitterbahn trade name, for impairment. These reporting units and trade names were tested for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, as well as due to a more significant, sustained decline in the Company's share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter of 2025, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. Management concluded the estimated fair value of these trade names and certain reporting units no longer exceeded their carrying values resulting in a cumulative $1.52 billion impairment recorded during the third quarter of 2025. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited consolidated statements of operations and comprehensive loss.

The fair value of the disposal group was calculated based on the estimated purchase price adjusted for working capital and other closing adjustments, as well as the fair value of the potential La Ronde Guarantee. The fair value determination for the guarantee agreement, reporting units and indefinite-lived intangible assets included numerous assumptions based on Level 3 inputs. The fair value of the potential La Ronde Guarantee was calculated using a credit spread analysis of which the primary assumptions included the related lease payments, estimated discount rates for the involved parties, and rated yield curves. The fair value of the reporting units was established using an income (discounted cash flow) approach of which the primary assumptions included growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, terminal value growth rates, future estimates of capital expenditures, changes in future working capital requirements, and a discount rate based on a weighted-average cost of capital that reflected current market conditions. The fair value of the indefinite-lived intangible assets was determined using a relief-from-royalty method of which the principal assumptions included royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, and a discount rate based on a weighted-average cost of capital that reflected current market conditions.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no other assets measured at fair value on a non-recurring basis as of March 29, 2026, December 31, 2025 or March 30, 2025. The net plan asset for the Former Six Flags pension plan is measured at fair value annually.

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

Adjusted EBITDA is the measure of segment profit or loss used by the CODM to assess park-level operating profitability and to determine resource allocation, including the allocation of capital expenditures. The CODM's analysis includes comparisons to prior period results and budgeted and forecasted results. Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Company's 2024 Credit Agreement, as amended, less net income attributable to non-controlling interests. The table below provides a summary of significant expense categories regularly provided to the CODM reconciled to Adjusted EBITDA, as well as a reconciliation of Adjusted EBITDA to loss before taxes, for the periods presented. The CODM does not review segment assets at a different asset level or category than those disclosed within the unaudited consolidated balance sheets.

	Three months ended
(In thousands)	March 29, 2026	March 30, 2025
Net revenues	$225,627	$202,057
Significant expense categories
Cost of food, merchandise and games revenues	21,291	20,498
Other revenue driven costs (1)	9,526	9,617
Labor (2)	156,673	171,989
Other segment expenses (3)	161,176	170,743
Adjusted EBITDA	(123,039)	(170,790)
Add: Net income attributable to non-controlling interests	—	—
Subtract:
Depreciation and amortization	107,349	102,330
Loss on retirement of fixed assets, net	2,435	8,098
Loss on impairment of goodwill and other intangibles	38,640	—
Loss on disposal group	27,971	—
Loss on other assets	—	791
Interest expense, net	94,928	87,035
Loss on early debt extinguishment	4,053	—
Non-cash foreign currency loss (gain)	5,139	(2,214)
Non-cash equity compensation expense	3,772	17,076
Costs related to the Mergers (4)	4,914	15,640
Other (5)	4,723	6,932
Loss before taxes	$(416,963)	$(406,478)
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
(4)Consists of integration costs related to the Mergers, including third-party consulting costs, costs to integrate information technology systems, integration team salaries and benefits, retention bonuses, maintenance costs to update Former Six Flags parks to Cedar Fair standards and certain legal costs. These costs are added back to net loss to calculate Adjusted EBITDA as defined in the Company's credit agreement.
(5)Consists of certain costs as defined in the Company's credit agreement. These costs are added back to net loss to calculate Adjusted EBITDA and include certain legal and consulting expenses; severance costs; cost of goods sold recorded to align inventory standards following the Mergers; certain costs at a combined amusement and water park located in Bowie, Maryland since its closure; Mexican VAT taxes on intercompany activity; and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

All of the Company's parks are located in the United States with the exception of two parks in Mexico and two parks in Canada. The Company also recognizes revenue and expense related to the development of Six Flags-branded parks outside of North America. These management fees are disclosed as "Domestic" within the below tables.

As of March 29, 2026, December 31, 2025 and March 30, 2025, long-lived assets (which consists of property and equipment, goodwill, intangible assets and right-of-use assets) by domestic and foreign properties was as follows. The balances as of March 29, 2026 were reduced by assets held for sale.

(In thousands)	March 29, 2026	December 31, 2025	March 30, 2025
Domestic	$6,022,316	$6,402,553	$7,870,453
Foreign	832,654	901,365	900,385
Total	$6,854,970	$7,303,918	$8,770,838

For the three months ended March 29, 2026 and March 30, 2025, net revenues and loss before taxes by domestic and foreign properties were as follows:

	Three months ended
(In thousands)	March 29, 2026	March 30, 2025
Net revenues
Domestic	$200,308	$181,741
Foreign	25,319	20,316
Total	$225,627	$202,057

Loss before taxes
Domestic	$(379,441)	$(391,941)
Foreign	(37,522)	(14,537)
Total	$(416,963)	$(406,478)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis is intended to facilitate an understanding of the Company's business and results of operations and should be read in conjunction with the unaudited consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This discussion should also be read in conjunction with the Company's consolidated financial statements and related notes thereto, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Business Overview:
The Company is North America's largest regional amusement park operator with 21 amusement parks, 14 separately gated water parks and eight resorts as of the filing date for this Form 10-Q. See Note 4 to the accompanying unaudited consolidated financial statements for additional information regarding the definitive agreements to sell seven parks. Of the 35 amusement and water parks, 31 are located in the United States, two are located in Mexico and two are located in Canada. The parks generate revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Company's principal costs and expenses, which include salaries and wages, operating and maintenance supplies, insurance, advertising, utilities and lease payments, are relatively fixed for a typical operating season and do not vary significantly with attendance. The Company's principal costs and expenses have recently been impacted by increased wage rates, driven both by market rates and statutory rates, higher insurance costs, and general inflation affecting the costs of inventory, services and supplies. The Company acquires rides, attractions, inventory, and supplies from foreign countries, of which many rides and attractions require specialized manufacturing. Changes in import tariffs and trade policies have resulted and may continue to result in increased costs. Potential market disruptions could result in the inability to acquire certain goods timely or at all.

The Company's operations are seasonal. Approximately 70% of annual attendance and revenue occurred during the second and third quarters during fiscal year 2025. As a result, a substantial portion of the Company's revenues are expected to be generated from Memorial Day through Labor Day with the major portion concentrated during the peak vacation months of July and August. The fall season is also important to the Company's operations due to the popularity of fall and Halloween events. Consequently, when adverse conditions or events occur during the operating season, particularly during the peak vacation months of July and August or the important fall season (for example, the extreme weather events that negatively impacted the Company's results during the second quarter of 2025), there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, the timing of such conditions or events can have a disproportionate adverse effect upon revenues.

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

Out-of-park revenues are defined as revenues from resorts, out-of-park food and merchandise locations, sponsorships, international agreements and all other out-of-park operations. Out-of-park revenues are primarily driven by attendance to the parks and can increase length of stay at the Company's properties as guests purchase hotel rooms and visit out-of-park food and merchandise locations. In addition, higher attendance levels enable the Company to develop long-term corporate sponsorships and co-marketing relationships with well-known national and regional brands. The Company manages Six Flags Qiddiya City and Aquarabia Qiddiya City in Saudi Arabia and receives fees for exclusivity, brand licensing rights, and design, development and management services. Despite regional tensions in the Middle East, both parks continue to operate.

The following table presents net revenues disaggregated by in-park revenues, including in-park admissions revenues and in-park product revenues, and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (concessionaire remittances) for the periods presented.

	Three months ended
(In thousands)	March 29, 2026	March 30, 2025
In-park admissions revenues	$113,441	$106,311
In-park product revenues	88,977	78,004
In-park revenues	202,418	184,315
Out-of-park revenues	28,799	23,916
Concessionaire remittances	(5,590)	(6,174)
Net revenues	$225,627	$202,057

Outlook:
The near-term operational priorities of the Company focus on accelerating profitability and strengthening the balance sheet. Management intends to drive profitability by offering a higher value proposition to the guest that stimulates incremental demand while simultaneously implementing strategic cost management strategies and organizational improvements. Management plans to simplify product offerings, optimize pricing on a park-by-park basis, tailor marketing strategies to the unique attributes of each park, leverage consumer-facing technologies to strengthen communication channels with guests, adopt innovative processes designed to unlock incremental cost efficiencies, optimize park cost structures toward the performance profile of top performing parks and build the necessary capabilities, systems and operating models to support scalable and sustained execution of these strategies. To strengthen the balance sheet, management aims to benefit from the incremental cash flow that is expected to be produced by these profitability initiatives while also undergoing portfolio optimization, including the recent 2026 Sale Transaction and the sale of the property on which the former amusement and water park in Bowie, Maryland was located. Portfolio optimization is expected to allow management to narrow its focus, reduce ongoing capital expenditure requirements, and limit exposure to liabilities. Together, these actions are intended to create a more focused, resilient and financially flexible organization positioned for long-term success.

Critical Accounting Estimates:
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the unaudited consolidated financial statements of the Company, which were prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make judgments, estimates and assumptions during the normal course of business that affect the amounts reported in the unaudited consolidated financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions.

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the unaudited consolidated financial statements:
•Business Combinations
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes

During the first quarter of 2026, there were no changes to the above critical accounting policies from those previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. As discussed in Note 5 to the accompanying unaudited consolidated financial statements, certain Former Six Flags and Schlitterbahn reporting units experienced a decline in estimated future cash flows during 2025 as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, and the Company experienced a more significant, sustained decline in its share price through the third quarter of 2025 when compared to industry peers. In connection with the preparation of the financial statements for the third quarter of 2025, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. As a result, a triggering event occurred and impairment charges were recognized during the third quarter of 2025. Valuation assumptions about future performance could adversely change and result in further goodwill and/or trade name impairment that would have a material effect on the Company's financial position and results of operations in future periods. Future valuation assumptions are dependent on numerous factors, including the Company's operating plans for future years, changes to the Company's long-term strategy and other market conditions.

Results of Operations:

Three months ended March 29, 2026 vs. Three months ended March 30, 2025
First quarter operating results historically for the Combined Company have represented approximately 7% and 6% of full-year net revenues and attendance, respectively. First quarter results include operations at year-round parks, maintenance and administrative expenses at seasonal amusement and water parks, limited operating days at a few seasonal amusement parks, and some out-of-park attractions, including limited hotel operations. The results for the three-month period ended March 29, 2026 included 369 operating days compared with 393 operating days for the three-month period ended March 30, 2025, a decrease of 24 operating days. The operating day decrease was primarily driven by the removal of winter events at four parks, as well as the removal of lower volume days at certain parks.

The following table presents key financial information for the Company for the three months ended March 29, 2026 and March 30, 2025:

	Three months ended		Increase (Decrease)
	March 29, 2026	March 30, 2025	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$225,627	$202,057	$23,570	11.7%
Operating costs and expenses	361,475	411,865	(50,390)	(12.2)%
Depreciation and amortization	107,349	102,330	5,019	4.9%
Loss on retirement of fixed assets, net	2,435	8,098	(5,663)	(69.9)%
Loss on impairment of goodwill and other intangibles	38,640	—	38,640	100.0%
Loss on disposal group	27,971	—	27,971	100.0%
Loss on other assets	—	791	(791)	(100.0)%
Operating loss	$(312,243)	$(321,027)	$8,784	2.7%

Other Data:
Attendance	2,923	2,818	105	3.7%
Per capita spending	$69.26	$65.40	$3.86	5.9%
Admissions per capita spending	$38.82	$37.72	$1.10	2.9%
In-park product per capita spending	$30.44	$27.68	$2.76	10.0%
Out-of-park revenues	$28,799	$23,916	$4,883	20.4%
Operating days	369	393	(24)	(6.1)%

For the three months ended March 29, 2026, net revenues increased $23.6 million compared with the three months ended March 30, 2025. The increase in net revenues reflected the impact of a 0.1 million-visit increase in attendance, the impact of a $3.86, or 5.9%, increase in per capita spending and a $4.9 million increase in out-of-park revenues. The 0.1 million-visit increase in attendance was driven by favorable operating conditions, a larger active pass base, the earlier timing of Easter and Spring Break holidays and the earlier timing of the Boysenberry Festival event at Knott's Berry Farm. The $3.86 increase in per capita spending was due to higher admissions per capita spending driven by higher single day pricing and higher in-park product per capita spending driven by increased food and beverage spending, both of which were impacted by the timing of the Boysenberry Festival event at Knott's Berry Farm. The $4.9 million increase in out-of-park revenues was primarily due to higher revenues from international agreements, some of which was impacted by the timing of the opening of the related parks. The increase in net revenues included a $3.5 million favorable impact of foreign currency exchange rates.

Operating costs and expenses for the three months ended March 29, 2026 decreased $50.4 million compared with the three months ended March 30, 2025. The decrease in operating costs and expenses was the result of a $32.6 million decrease in operating expenses, a $17.5 million decrease in selling, general and administrative ("SG&A") expenses and a $0.3 million decrease in cost of goods sold. The $32.6 million decrease in operating expenses was due to a $15.2 million decrease in full-time wages and related employee benefits driven by post-merger productivity and efficiency efforts, a $9.5 million decrease in maintenance costs largely attributable to the timing of projects, and an $8.2 million decrease in operating supplies driven by planned cost savings initiatives. The $17.5 million decrease in SG&A expenses was due to a $19.7 million decrease in full-time wages, which included a decline in equity compensation, severance costs and integration wages, all of which were impacted by post-merger productivity and efficiency efforts in the prior year, somewhat offset by $2.9 million of increased technology costs. Cost of goods sold as a percentage of food, merchandise and games revenue decreased largely due to a planned decrease in the cost of food and beverage. The decrease in operating costs and expenses was partially offset by a $2.6 million unfavorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the three months ended March 29, 2026 increased $5.0 million compared with the three months ended March 30, 2025. The loss on retirement of fixed assets for both periods and the loss on other assets in the prior period were due to retirement of assets in the normal course of business. The prior period loss on retirement of fixed assets included the disposal of two specific assets.

During the first quarter of 2026 and in connection with classifying the 2026 Sale Transaction disposal group as held for sale, the Company recognized a $28.0 million loss equal to the amount by which the purchase price, adjusted for working capital and other closing related adjustments, was less than the net book value of the assets and liabilities in the disposal group. The loss was recorded within "Loss on disposal group" in the unaudited consolidated statements of operations and comprehensive loss. In addition, as a result of the 2026 Sale Transaction, the projected revenues related to the Six Flags trade name and Schlitterbahn trade name were reduced by the revenues contributed by the disposal group. As a result, the Company tested the Six Flags trade name and Schlitterbahn trade name for impairment resulting in impairment losses totaling $38.6 million. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited consolidated statements of operations and comprehensive loss.

After the items above, operating loss for the three months ended March 29, 2026 totaled $312.2 million compared with $321.0 million for the three months ended March 30, 2025.

Net interest expense for the three months ended March 29, 2026 increased $7.9 million largely as a result of the refinancing of the 2027 senior notes and 2027 Six Notes with the 2032 senior notes, and the timing of the senior secured term loan facility interest payment offset by less revolver borrowings in the current period. The loss on early debt extinguishment of $4.1 million in the current period was attributable to the redemption of the 2027 senior notes and 2027 Six Notes (see Note 6 to the accompanying consolidated financial statements). Other expense (income), net primarily represented the remeasurement of U.S. dollar denominated notes to an entity's functional currency.

During the three months ended March 29, 2026, a benefit for income taxes of $148.4 million was recorded compared with $186.8 million for the three months ended March 30, 2025. The decrease in the benefit for income taxes was primarily related to non-recurring activity in both periods. During the three months ended March 29, 2026, the Company recorded income tax benefits related to the 2026 Sale Transaction and the related impairment of the Six Flags and Schlitterbahn trade names. During the three months ended March 30, 2025, the Company had recorded income tax benefits over non-cash provision to return adjustments related to the Merger-related windup of the Former Cedar Fair partnership.

After the items above and income attributable to non-controlling interests (see Note 7 to the accompanying consolidated financial statements), net loss attributable to Six Flags Entertainment Corporation for the three months ended March 29, 2026 totaled $268.6 million, or $2.65 per diluted share of common stock. Net loss attributable to Six Flags Entertainment Corporation for the three months ended March 30, 2025 totaled $219.7 million, or $2.20 per diluted share of common stock.

April Update
Preliminary attendance for the four months ended May 3, 2026 totaled 5.7 million guests, an increase of 4% compared to the four months ended May 4, 2025 on a same-park basis, or excluding the parks within the 2026 Sale Transaction disposal group, and the amusement and water park located in Bowie, Maryland that was closed following the 2025 operating season.

Modified EBITDA and Adjusted EBITDA
Modified EBITDA represents earnings before interest, taxes, depreciation, amortization, other non-cash items, and adjustments as defined in the Company's credit agreement. Adjusted EBITDA represents Modified EBITDA less net loss attributable to non-controlling interests. Both measures have been included to disclose the effect of non-controlling interests. Modified EBITDA and Adjusted EBITDA are not measurements of operating performance computed in accordance with generally accepted accounting principles ("GAAP") and should not be considered as a substitute for operating income, net income or cash flows from operating activities computed in accordance with GAAP. Management believes Modified EBITDA and Adjusted EBITDA are meaningful measures of park-level operating profitability, and uses them for measuring returns on capital investments, evaluating potential acquisitions, determining awards under incentive compensation plans, and calculating compliance with certain loan covenants. Adjusted EBITDA is widely used by analysts, investors and comparable companies in the industry to evaluate operating performance on a consistent basis, as well as more easily compare results with those of other companies in the industry. These measures are provided as supplemental measures of the Company's operating results and may not be comparable to similarly titled measures of other companies.

The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net loss for the three-month periods ended March 29, 2026 and March 30, 2025.

	Three months ended
(In thousands)	March 29, 2026	March 30, 2025
Net loss	$(268,600)	$(219,718)
Interest expense, net	94,928	87,035
Benefit for taxes	(148,363)	(186,760)
Depreciation and amortization	107,349	102,330
EBITDA	(214,686)	(217,113)
Loss on early debt extinguishment	4,053	—
Non-cash foreign currency loss (gain)	5,139	(2,214)
Non-cash equity compensation expense	3,772	17,076
Loss on retirement of fixed assets, net	2,435	8,098
Loss on impairment of goodwill and other intangibles	38,640	—
Loss on disposal group	27,971	—
Loss on other assets	—	791
Costs related to the Mergers (1)	4,914	15,640
Other (2)	4,723	6,932
Modified EBITDA	(123,039)	(170,790)
Net income attributable to non-controlling interests	—	—
Adjusted EBITDA	$(123,039)	$(170,790)
(1)    Consists of integration costs related to the Mergers, including third-party consulting costs, costs to integrate information technology systems, integration team salaries and benefits, retention bonuses, maintenance costs to update Former Six Flags parks to Cedar Fair standards and certain legal costs. These costs are added back to net loss to calculate Modified EBITDA and Adjusted EBITDA as defined in the Company's credit agreement.
(2)    Consists of certain costs as defined in the Company's credit agreement. These costs are added back to net loss to calculate Modified EBITDA and Adjusted EBITDA and include certain legal and consulting expenses; severance costs; cost of goods sold recorded to align inventory standards following the Mergers; certain costs at a combined amusement and water park located in Bowie, Maryland since its closure; Mexican VAT taxes on intercompany activity; and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

For the three months ended March 29, 2026, Adjusted EBITDA loss decreased $47.8 million compared with the three months ended March 30, 2025. The decrease in Adjusted EBITDA loss was due to higher revenues driven by higher attendance, per capita spending and out-of-park revenues, as well as a reduction in expense primarily due to planned lower operating expenses for full-time wages, maintenance and operating supplies.

Liquidity and Capital Resources:
The Company's principal sources of liquidity include cash from operating activities, funding from long-term debt obligations and existing cash on hand. Due to the seasonality of the business, pre-opening operations are funded with revolving credit borrowings, which are reduced with positive cash flow during the seasonal operating period. Primary uses of liquidity include operating expenses, capital expenditures, interest payments, and income tax obligations. With the Company's revolving credit facility and cash on hand, the Company has sufficient liquidity to satisfy existing cash obligations at least through one year of the filing date of this Form 10-Q. The Company's capital allocation priorities include reducing outstanding debt and reinvesting in the business. As such, the Company has not declared a dividend and has no immediate plans to do so.

Capital expenditures for the Company are expected to total between $425 million and $450 million in 2026. Cash interest payments for the Company are expected to range from $300 million to $320 million in 2026. Cash payments for income taxes for the Company, excluding a $40 million income tax refund claimed on the 2024 federal tax return, are expected to range from $25 million to $30 million in 2026.

As of March 29, 2026, deferred revenue totaled $380.7 million, including non-current deferred revenue and deferred revenue classified as held for sale. This represented an increase of $6.5 million compared with total deferred revenue as of March 30, 2025. The increase in total deferred revenue was largely attributable to higher season pass and membership sales, as well as higher advanced single day sales and increased deposits on group events and catering.

Cash Flows

The following table presents key cash flow information for the three months ended March 29, 2026 and March 30, 2025:

	Three months ended
	March 29, 2026	March 30, 2025
	(Amounts in thousands)
Net cash for operating activities	$(83,159)	$(178,036)
Net cash for investing activities	(53,964)	(139,932)
Net cash from financing activities	163,688	296,425
Effect of exchange rate on cash and cash equivalents	(1,189)	(119)
Net increase (decrease) in cash and cash equivalents	$25,376	$(21,662)

Net cash for operating activities for the first three months of 2026 totaled $83.2 million, a decrease of $94.9 million compared with the same period in the prior year. The decrease was primarily due to higher earnings, favorable working capital largely driven by payment timing and less merger integration related costs.

Net cash for investing activities for the first three months of 2026 totaled $54.0 million, a decrease of $86.0 million compared with the same period in the prior year. The decrease was due to a planned reduction in capital expenditures in the current period, particularly for marketable rides and attractions.

Net cash from financing activities for the first three months of 2026 totaled $163.7 million, a decrease of $132.7 million compared with the same period in the prior year. The decrease was primarily attributable to lower revolving credit facility borrowings and debt issuance costs incurred in the current year. These amounts were somewhat offset by lower payments for tax withholding for equity compensation.

Contractual Obligations
As of March 29, 2026, the Company's primary contractual obligations consisted of outstanding long-term debt agreements and related interest, certain obligations pertaining to the Partnership Parks (see Note 7 to the accompanying consolidated financial statements), and various commitments under lease agreements. The Company has also committed to certain capital expenditures, most of which will be paid within twelve months, and license commitments through 2034. Before reduction for debt issuance costs, original issue discount and acquisition fair value layers, the Company's long-term debt agreements as of March 29, 2026 consisted of the following:

•$1,481 million of senior secured term debt, maturing in May 2031 under the 2024 Credit Agreement, as amended. Amortization payments of $15.0 million per year, paid in equal quarterly installments, are required to be made on the term debt. The term debt bears interest at a rate equal to SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum. There was $15.0 million of current maturities outstanding and payable within the next twelve months as of March 29, 2026 related to the senior secured term debt facility.

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

•$1,000 million of 8.625% senior unsecured notes, maturing in January 2032. Interest is payable under the 2032 senior notes semi-annually in January and July.

•$457 million of borrowings under the $850 million senior secured revolving credit facility under the 2024 Credit Agreement, as amended. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on July 1, 2029, subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $47.3 million as of March 29, 2026, the Company had $345.5 million of availability under the revolving credit facility. Letters of credit are primarily in place to backstop insurance arrangements.

With respect to the revolving credit facility only, the 2024 Credit Agreement, as amended, includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter. The maximum Net First Lien Leverage Ratio is 5.0x beginning with the test period ending on or about December 31, 2025, with step-downs of 25 bps after every four consecutive quarters, culminating at 4.5x beginning with the test period ending on or about December 31, 2027.

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

Pursuant to the terms of the indentures governing the Company's senior notes, if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indentures governing the 2028 senior notes, 2029 senior notes and 2031 Six Notes) or the pro forma Net Total Leverage Ratio (as defined in the 2032 senior notes and the 2032 Six Notes) is less than or equal to 5.50x, the Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio and pro forma Net Total Leverage Ratio were greater than 5.50x as of March 29, 2026.

Financial and Non-Financial Disclosure About Issuers and Guarantors of Registered Senior Notes
Two tranches of fixed rate senior notes outstanding as of March 29, 2026 were registered under the Securities Act of 1933: the 2028 and 2029 senior notes, or the "registered senior notes". The Company, Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the registered senior notes. Substantially concurrently with the closing and in connection with the Mergers, the Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations under the indentures governing the registered senior notes. Pursuant to the supplemental indentures, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement agreed to fully and unconditionally guarantee the registered senior notes. As a result, the registered senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of the Company (other than the co-issuers) that guarantees the credit facilities under the 2024 Credit Agreement, as amended. A full listing of the issuers and guarantors of the registered senior notes can be found within Exhibit 22.

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

The following tables provide summarized financial information for each of the co-issuers and guarantors of the registered senior notes (the "Obligor Group") as of March 29, 2026 and December 31, 2025. Each entity that was a co-issuer of the registered senior notes is presented separately. The subsidiaries that guaranteed the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries were not eliminated. Certain subsidiaries did not guarantee the credit facilities or senior notes (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $134.0 million and $188.3 million as of March 29, 2026 and December 31, 2025, respectively.

Summarized Financial Information (In thousands)	Six Flags Entertainment Corporation	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of March 29, 2026
Current Assets	$64,691	$88,637	$40,359	$1,127,728	$2,384,143
Non-Current Assets	2,801,065	2,741,730	774,517	1,398,541	6,499,070
Current Liabilities	366,726	2,274,084	19,617	253,475	983,621
Non-Current Liabilities	2,791,525	—	365,308	2,364,746	368,299

Balance as of December 31, 2025
Current Assets	$59,668	$2,111	$56,479	$887,723	$1,820,677
Non-Current Assets	3,439,598	2,811,157	781,219	1,402,519	4,015,427
Current Liabilities	338,597	2,204,997	22,285	221,884	245,819
Non-Current Liabilities	2,942,007	12,648	363,109	2,129,633	437,733

Three Months Ended March 29, 2026
Net revenues	$—	$—	$589	$93,463	$86,177
Operating (loss) income	(1,283)	1,130	(11,877)	5,520	(273,251)
Net loss	(227,184)	(65,886)	(23,879)	(30,127)	(327,495)

Twelve Months Ended December 31, 2025
Net revenues	$—	$416	$158,708	$1,331,570	$1,239,646
Operating (loss) income	(12,255)	(699,605)	53,902	761,762	(1,131,531)
Net (loss) income	(1,131,755)	3,573	110,407	510,909	(515,965)

Forward Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements as to management's expectations, beliefs, goals and strategies regarding the future. Words such as "anticipate," "believe," "create," "expect," "future," "guidance," "intend," "plan," "potential," "seek," "synergies," "target," "objective," "will," "would," similar expressions, and variations or negatives of these words identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond the Company's control and could cause actual results to differ materially from those described in such statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct, or that the Company's growth and operational strategies will achieve the target results. Important risks and uncertainties that may cause such a difference and could adversely affect attendance at the Company's parks, future financial performance, and/or the Company's growth strategies, and could cause actual results to differ materially from expectations or otherwise to fluctuate or decrease, include, but are not limited to: failure to realize the anticipated benefits of the Mergers, including difficulty in integrating the businesses of Former Six Flags and Cedar Fair; failure to realize the expected amount and timing of cost savings and operating synergies related to the mergers; failure to realize the expected amount and timing of benefits related to the 2026 Sale Transaction or the sale of the amusement and water park located in Bowie, Maryland; adverse weather conditions; general economic, political and market conditions, including global trade; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; competition for consumer leisure time and spending or other changes in consumer behavior or sentiment for discretionary spending; unanticipated construction delays or increases in construction or supply costs; changes in capital investment plans and projects; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the Company’s operations; the impact of any potential shareholder activism; failure to attract, motivate and retain qualified domestic and international employees and key personnel; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting the Company; acts of terrorism or outbreak or escalation of war, hostilities, civil unrest, and other political or security disturbances; and other risks and uncertainties discussed in the Company's Annual Report on Form 10-K and in the other filings made from time to time with the SEC. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q and are based on information currently and reasonably known to management. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this report.

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

As of March 29, 2026, variable rate debt included $1,481 million of senior secured term loan facility borrowings and borrowings under an $850 million revolving credit facility under the 2024 Credit Agreement, as amended. Assuming the outstanding senior secured term loan facility borrowings and the daily average balance over the past twelve months on revolving credit borrowings of approximately $346.8 million, a hypothetical 100 bps increase in 30-day SOFR on the variable-rate debt would lead to an increase of approximately $18.3 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar and Mexican peso would have resulted in a $2.8 million decrease in operating loss contributed to the Company's three month results ended March 29, 2026.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
As of March 29, 2026, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 29, 2026.

(b)Changes in Internal Control Over Financial Reporting -
The Mergers resulted in changes to the Company's internal control over financial reporting beginning in July 2024. The Company is currently in the process of integrating, evaluating, and where necessary, implementing changes in controls and procedures as it relates to the Former Six Flags. Except for the impact of the Mergers, there have been no changes to the Company's internal control over financial reporting during the quarter ended March 29, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Commissioner of Competition v. Canada's Wonderland Company
Canada's Wonderland Company (“Canada’s Wonderland”) is respondent to an application filed by the Commissioner of Competition (the “Commissioner”) on May 5, 2025 with the Competition Tribunal of Canada. In the application, the Commissioner alleges that Canada’s Wonderland is in violation of the Competition Act, RSC 1985, c C-34 (the “Act”) by engaging in a deceptive marketing practice (drip pricing) related to its processing fees for online transactions, by advertising ticket and product prices online that exclude mandatory processing fees. The Commissioner seeks certain relief from the Competition Tribunal, including an order requiring payment of an unspecified administrative monetary penalty and an order requiring payment of an unspecified amount to be distributed among consumers. On June 19, 2025, Canada’s Wonderland filed a response denying the allegations in the Commissioner’s application. In March 2026, Canada’s Wonderland and the Commissioner participated in a mediation relating to the claims alleged in the application, and did not reach a settlement or resolution at the mediation. The Evidentiary Hearing is scheduled for September 2026, with Oral Argument scheduled for October 2026.

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

Matthew Whitfield v. Selim Bassoul, et al.
On November 25, 2025, a shareholder derivative complaint was filed against certain current and former officers and directors of the Company in the U.S. District Court for the Northern District of Ohio, captioned Matthew Whitfield v. Selim Bassoul., et al., No. 3:25-cv-02599 (N.D. Ohio). The complaint is generally based on the same allegations as in the Securities Action and asserts claims for, among other things, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and alleged violations of Section 14(a) of the Securities Exchange Act of 1934. On February 25, 2026, the parties agreed, subject to court approval, to stay the action during the pendency of any motion to dismiss filed by defendants in the Securities Action.

C.T. and Judy Martinez v. Six Flags Entertainment Corporation, et al.
A putative class action complaint alleging claims under Title III of the Americans with Disabilities Act ("ADA") and two California statutes was filed December 26, 2023 against Former Six Flags Entertainment Corporation and Magic Mountain LLC in the U.S. District Court for the Eastern District of California. Subsequent to filing, two additional named plaintiffs replaced the original plaintiff, and defendants Park Management Corp. and Six Flags Concord LLC were added as parties. Plaintiffs allege that in violation of the ADA and the California statutes, defendants require a guest with a disability to register with and obtain from the International Board of Credentialing and Continuing Education Standards ("IBCCES") an Individual Accessibility Card ("IAC") at least 48 hours in advance of their park visit in order to receive an "Attraction Access Pass" at the park, which identifies accommodations for the guest. Plaintiffs further allege that in violation of the ADA and the California statutes, a disabled guest must submit on the IBCCES website medical documentation as a result of impermissible inquiries as part of their IAC application. Defendants have denied plaintiffs’ allegations. Plaintiffs moved to certify two nationwide classes for claims under the ADA seeking injunctive relief and attorneys' fees, and two corresponding California subclasses for claims under the California statutes seeking injunctive relief, damages and attorneys' fees. After hearing class-certification arguments in November 2025, the magistrate judge recommended to the district judge in February 2026 that one of the nationwide classes seeking injunctive relief and attorneys’ fees under the ADA be certified and that certification of any other class or subclass be denied. Prior to the district judge's consideration of the recommendations, mediation was held April 20, 2026, at which the parties reached an agreement in principle to resolve all claims. The settlement is subject to the execution of definitive documentation and court approval. The Company does not believe the settlement amount is material.

Dunn v. Six Flags America LP, et al.
A putative class action complaint, which also includes a claim for individual relief, was filed May 7, 2025 against Six Flags America LP and IBCCES in the Circuit Court for Prince George’s County, Maryland. Plaintiff alleges that in violation of Prince George’s County Code and the common law of negligence and unjust enrichment, disabled persons seeking reasonable accommodations at the Six Flags America park in Bowie, Maryland must first undergo a pre-approval process managed by IBCCES 48 hours in advance of a park visit to obtain an IAC, and as part of the process applicants must submit sensitive personal and medical information. Plaintiff further alleges that in June 2024, she entered the park with her service dog without incident but was informed that without an IAC, she could either leave the park, put her service dog in her car and return, or get a rain check for a return visit, after which plaintiff chose to leave. Plaintiff seeks to certify several classes covering individuals affected by the IAC process or by in‑park denials of accommodations. The complaint seeks injunctive relief, damages, and attorneys’ fees. The case was removed to the U.S. District Court for the District of Maryland in June 2025, following which Six Flags America moved to compel arbitration and stay the action, or alternatively to dismiss, stay, or transfer the case. The case was stayed until May 2026, and mediation was scheduled for April 2026. The case was not resolved at mediation in early April 2026. The case remains stayed pending further order of the court. The Company will continue vigorously defending the action.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of common stock during the three months ended March 29, 2026:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	214	$15.34	—	—
February 1 - February 28	70,951	$18.22	—	—
March 1 - March 29	157	$18.24	—	—
Total	71,322	$18.21	—	—

(1)All shares purchased were repurchased by the Company in satisfaction of tax obligations related to the vesting of restricted stock which was granted under outstanding omnibus incentive plans.

ITEM 5. OTHER INFORMATION
(a)    Not applicable.

(b)    Not applicable.

(c)    During the three months ended March 29, 2026, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
2.1	Equity Purchase Agreement, dated as of March 5, 2026, between Six Flags Entertainment Corporation, EPR Properties and EP OPCO WOFR, LLC.
2.2
Equity Purchase Agreement, dated as March 5, 2026, between Parc Six Flags Montreal, S.E.C., Funtime, Inc., Six Flags Theme Parks Inc., Six Flags Entertainment Corporation, EPR VC Acquisition, ULC and La Ronde Operations, Inc.

4.1
Indenture, dated as of January 14, 2026, by and among Six Flags Entertainment Corporation, Canada’s Wonderland Company, Millennium Operations LLC, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee. Incorporated herein by reference to Exhibit 4.1 to the Company's Form 8-K (File No. 001-42157) filed on January 14, 2026.

10.1	Employment Agreement, effective as of March 24, 2026, by and between Six Flags Entertainment Corporation and Richard Haddrill.
10.2	2024 Omnibus Incentive Plan Form of Restricted Stock Award Agreement and Declaration (Haddrill Version).
10.3	2024 Omnibus Incentive Plan Form of Performance Stock Unit Award Declaration (Haddrill Version).
10.4	2024 Omnibus Incentive Plan Form of Short-Term Incentive Plan Award Agreement (2026 Employment Agreement Version).
10.5
Consultant Agreement, dated January 1, 2026, by and between Six Flags Entertainment Corporation and Selim Bassoul. Incorporated herein by reference to Exhibit 10.4 (iii) to the Company's Form 10-K (file No. 001-42157) filed on February 26, 2026.

22	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2026 formatted in Inline XBRL: (i) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (ii) the Unaudited Consolidated Balance Sheets, (iii) the Unaudited Consolidated Statements of Cash Flow, (iv) the Unaudited Consolidated Statements of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2026 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	May 7, 2026	/s/ John Reilly
John Reilly
President and Chief Executive Officer

Date:	May 7, 2026	/s/ Brian Witherow
Brian Witherow
Chief Financial Officer