Form 10-Q
period 2026-06-28
Six Flags Entertainment Corporation/NEW
filed 2026-08-06
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of July 31, 2026
Common Stock, par value $0.01 per share	102,316,312
Page 1 of 38 pages

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 28, 2026	December 31, 2025	June 29, 2025
ASSETS
Current assets:
Cash and cash equivalents	$134,528	$91,134	$107,386
Receivables	168,769	160,283	177,721
Litigation recoveries	4,738	48,900	40,000
Income tax receivables	42,908	54,360	13,656
Escrow receivables	41,199	—	—
Inventories	80,133	68,537	99,142
Other current assets	77,957	49,654	75,430
	550,232	472,868	513,335
Property and equipment, gross	6,833,719	7,350,144	7,235,644
Accumulated depreciation	(2,895,713)	(3,055,385)	(2,831,658)
Property and equipment, net	3,938,006	4,294,759	4,403,986
Goodwill	2,078,352	2,071,680	3,399,090
Other intangibles, net	683,342	722,493	898,393
Right-of-use assets	162,735	214,986	221,540
Other assets	22,586	22,416	16,571
	$7,435,253	$7,799,202	$9,452,915
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$15,038	$15,038	$15,038
Accounts payable	173,233	74,181	160,935
Deferred revenue	416,062	293,061	453,446
Accrued interest	79,738	47,413	52,224
Accrued taxes	36,896	35,668	43,301
Accrued salaries, wages and benefits	69,475	45,807	73,609
Self-insurance reserves	45,519	51,335	37,992
Litigation reserves	12,506	55,465	66,850
Current NCI call option liability	350,674	—	—
Other accrued liabilities	111,667	67,150	88,590
	1,310,808	685,118	991,985
Deferred tax liabilities	488,695	488,713	494,399
Lease liabilities	170,292	219,290	229,222
NCI call option liability	—	323,902	306,764
Non-current deferred revenue	15,079	17,705	7,565
Non-current self-insurance reserves	95,796	99,555	92,878
Other liabilities	28,271	14,043	34,861
Long-term debt:
Revolving credit loans	78,428	258,386	356,650
Term debt	1,443,727	1,445,809	1,455,837
Notes	3,449,779	3,461,877	3,460,656
	4,971,934	5,166,072	5,273,143
Commitments and contingencies (Note 1)
Redeemable non-controlling interests	239,651	235,047	247,297
Equity:
Common stock, $0.01 par value; 400,000 shares authorized; 107,746 shares issued and 102,313 shares outstanding as of June 28, 2026 (107,128 and 101,696 shares as of December 31, 2025 and 106,687 and 101,254 shares as of June 29, 2025, respectively)	1,023	1,017	1,013
Additional paid-in-capital	2,260,180	2,245,553	2,214,168
Accumulated deficit	(2,234,589)	(1,763,369)	(483,637)
Accumulated other comprehensive income	88,113	66,556	43,257
	114,727	549,757	1,774,801
	$7,435,253	$7,799,202	$9,452,915
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net revenues:
Admissions	$441,264	$485,424	$554,764	$592,185
Food, merchandise and games	303,185	323,155	381,449	389,003
Accommodations, extra-charge products and other	120,470	121,811	154,333	151,259
	864,919	930,390	1,090,546	1,132,447
Costs and expenses:
Cost of food, merchandise, and games revenues	75,273	80,822	96,560	102,423
Operating expenses	438,776	500,121	705,669	799,600
Selling, general and administrative	130,736	129,822	204,031	220,607
Depreciation and amortization	107,775	134,628	215,124	236,958
Loss on retirement of fixed assets, net	13,888	10,518	16,323	18,616
Loss on impairment of goodwill and other intangibles	—	—	38,640	—
Loss on disposal group	9,867	—	37,838	—
Loss on other assets	—	—	—	791
	776,315	855,911	1,314,185	1,378,995
Operating income (loss)	88,604	74,479	(223,639)	(246,548)
Interest expense, net	102,052	92,409	196,980	179,444
Loss on early debt extinguishment	—	—	4,053	—
Other expense (income), net	6,678	(19,381)	12,417	(20,965)
(Loss) income before taxes	(20,126)	1,451	(437,089)	(405,027)
Provision (benefit) for taxes	157,410	76,283	9,047	(110,477)
Net loss	(177,536)	(74,832)	(446,136)	(294,550)
Net income attributable to non-controlling interests	25,084	24,816	25,084	24,816
Net loss attributable to Six Flags Entertainment Corporation	$(202,620)	$(99,648)	$(471,220)	$(319,366)

Net loss	$(177,536)	$(74,832)	$(446,136)	$(294,550)
Other comprehensive income, (net of tax):
Foreign currency translation	23,225	36,090	21,557	45,128
Defined benefit retirement plan	—	233	—	409
Other comprehensive income, (net of tax)	23,225	36,323	21,557	45,537
Comprehensive loss	(154,311)	(38,509)	(424,579)	(249,013)
Comprehensive income attributable to non-controlling interests	25,084	24,816	25,084	24,816
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(179,395)	$(63,325)	$(449,663)	$(273,829)

Weighted average shares of common stock outstanding (See Note 10)
Basic	101,731	100,652	101,610	100,376
Diluted	101,731	100,652	101,610	100,376

Loss attributable to Six Flags Entertainment Corporation per share of common stock outstanding (See Note 10)
Basic	$(1.99)	$(0.99)	$(4.64)	$(3.18)
Diluted	$(1.99)	$(0.99)	$(4.64)	$(3.18)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

For the three months ended	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of March 30, 2025	101,074	$1,010	$2,209,825	$(383,989)	$6,934	$1,833,780
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(99,648)	—	(99,648)
Equity-based compensation	180	3	4,343	—	—	4,346
Foreign currency translation adjustment	—	—	—	—	36,090	36,090
Defined benefit retirement plan	—	—	—	—	233	233
Balance as of June 29, 2025	101,254	$1,013	$2,214,168	$(483,637)	$43,257	$1,774,801

Balance as of March 29, 2026	101,988	$1,017	$2,245,290	$(2,031,969)	$64,888	$279,226
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(202,620)	—	(202,620)
Equity-based compensation	325	6	14,890	—	—	14,896
Foreign currency translation adjustment	—	—	—	—	23,225	23,225
Balance as of June 28, 2026	102,313	$1,023	$2,260,180	$(2,234,589)	$88,113	$114,727

For the six months ended	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2024	100,350	$1,004	$2,207,410	$(164,271)	$(2,280)	$2,041,863
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(319,366)	—	(319,366)
Equity-based compensation	904	9	6,758	—	—	6,767
Foreign currency translation adjustment	—	—	—	—	45,128	45,128
Defined benefit retirement plan, net of tax $(58)	—	—	—	—	409	409
Balance as of June 29, 2025	101,254	$1,013	$2,214,168	$(483,637)	$43,257	$1,774,801

Balance as of December 31, 2025	101,696	$1,017	$2,245,553	$(1,763,369)	$66,556	$549,757
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(471,220)	—	(471,220)
Equity-based compensation	617	6	14,627	—	—	14,633
Foreign currency translation adjustment	—	—	—	—	21,557	21,557
Balance as of June 28, 2026	102,313	$1,023	$2,260,180	$(2,234,589)	$88,113	$114,727
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended
	June 28, 2026	June 29, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(446,136)	$(294,550)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	215,124	236,958
Loss on early debt extinguishment	4,053	—
Loss on impairment of goodwill and other intangibles	38,640	—
Non-cash loss on disposal group	17,838	—
Non-cash foreign currency loss (gain) on USD notes	12,940	(17,472)
Non-cash equity based compensation expense	23,363	26,011
Deferred income tax benefit	(1,738)	(124,323)
Interest accretion on NCI call option liability	26,772	17,633
Other non-cash expenses	13,713	8,669
Changes in assets and liabilities:
(Increase) decrease in receivables	33,142	(55,372)
(Increase) decrease in inventories	(18,868)	(29,342)
(Increase) decrease in other assets	(31,066)	(13,675)
Increase (decrease) in accounts payable	76,327	54,659
Increase (decrease) in deferred revenue	142,993	150,464
Increase (decrease) in accrued interest	32,356	(2,165)
Increase (decrease) in accrued taxes	15,650	10,216
Increase (decrease) in accrued salaries, wages and benefits	21,823	22,061
Increase (decrease) in other liabilities	(24,231)	19,172
Net cash from operating activities	152,695	8,944
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(149,488)	(308,079)
Proceeds from sale of parks	257,886	—
Net cash from (for) investing activities	108,398	(308,079)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(182,000)	57,134
Term debt borrowings	—	500,000
Note borrowings	1,000,000	—
Term debt payments	(3,740)	(2,500)
Note payments	(1,000,000)	(200,000)
Payment of debt issuance costs	(17,567)	(3,852)
Payments related to tax withholding for equity compensation	(7,129)	(19,312)
Purchase of redeemable non-controlling interests	(7,578)	(7,794)
Other	—	66
Net cash (for) from financing activities	(218,014)	323,742
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	315	(395)
CASH AND CASH EQUIVALENTS
Net increase for the period	43,394	24,212
Balance, beginning of period	91,134	83,174
Balance, end of period	$134,528	$107,386
SUPPLEMENTAL INFORMATION
Cash payments for interest	$140,733	$159,888
Interest capitalized	4,912	6,456
Net cash payments for income taxes	4,456	11,052
Capital expenditures in accounts payable	41,121	33,874
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

To assure that these seasonal operations will not result in misleading comparisons of current and subsequent interim periods, management has adopted the following accounting procedures: (a) revenues from multi-use products are generally recognized over the estimated number of uses expected for each type of product; and the estimated number of uses is reviewed and may be updated periodically during the operating season prior to the ticket or product expiration; (b) certain seasonal operating costs are expensed over each park’s operating season, including some costs incurred prior to the season, which are deferred and amortized over the season; and (c) all other costs are expensed as incurred or ratably over the entire year.

Contingencies
From time to time, the Company is a party to various other claims and lawsuits in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the unaudited consolidated financial statements, business, financial condition or results of operations.
Putative Securities Class Action Lawsuit
During the third quarter of 2024, the Company entered into a settlement agreement, subject to court approval, resolving the lawsuit described below. The Company owed $40.0 million to settle the claims, an amount that was fully funded by insurance carriers. Therefore, the consolidated balance sheet in the prior periods included a $40.0 million receivable recorded within "Litigation recoveries" and a corresponding $40.0 million liability recorded within "Litigation reserves". During the second quarter of 2026, the settlement funds were distributed, and the related receivable and liability were settled.

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

City of Livonia Employees' Retirement System v. Six Flags Entertainment Corporation
On November 5, 2025, a putative federal securities class action complaint was filed against Six Flags Entertainment Corporation and certain current and former officers and directors in the U.S. District Court for the Northern District of Ohio, captioned City of Livonia Employees’ Retirement System v. Six Flags Entertainment Corp., et al., No. 3:25-cv-02394 (N.D. Ohio) (the "Securities Action"). The complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933, and alleges, among other things, that the Company’s registration statement and prospectus issued in connection with the July 1, 2024 merger of Former Six Flags and Cedar Fair, L.P. contained untrue statements of fact and/or was materially misleading because it failed to disclose that Former Six Flags had underinvested in its parks and operations and that, as a result, the financial plans in the registration statement were not reasonably achievable or rooted in facts existing at the time of the July 1, 2024 merger. Competing motions seeking to appoint a lead plaintiff have been pending since January 2026. Defendants have not yet responded to the complaint, but intend to defend the action vigorously.

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

Stockholder Demands
On January 28, 2026 and June 2, 2026, the Company received two separate stockholder litigation demands requesting that the Board investigate the allegations in the Securities Action and pursue claims on the Company's behalf based on those allegations. The Board has formed a Demand Committee to consider the demands.

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

Of the $293.1 million of current deferred revenue recorded as of January 1, 2026, 89% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales including group events, prepaid games cards and gift cards, sponsorships, advanced resort reservations and other deferred revenue. Approximately $120 million of the current deferred revenue balance as of January 1, 2026 was recognized during the six months ended June 28, 2026.

As of June 28, 2026 and June 29, 2025, $15.1 million and $7.6 million of non-current deferred revenue was recorded, respectively, which primarily represented prepaid lease payments for a portion of the California's Great America parking lot, sponsorship deferred revenue, and $10.5 million of COVID-19 related benefits as of June 28, 2026. The prepaid lease payments are being recognized through 2027, or through the sale-leaseback period for the land under California's Great America. The sponsorship deferred revenue is being recognized through 2029, and the COVID-19 related benefits are being recognized through 2032.

Payment is due immediately on the transaction date for most products. The receivable balance includes outstanding amounts on installment purchase plans which are offered for season-long products, including memberships, and includes sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. The Company is not exposed to a significant concentration of customer credit risk. As of June 28, 2026, December 31, 2025 and June 29, 2025, a $23.6 million, $12.0 million and $24.7 million allowance for doubtful accounts was recorded, respectively, representing estimated defaults on installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
As of June 28, 2026, December 31, 2025, and June 29, 2025, property and equipment was classified as follows:

(In thousands)	June 28, 2026	December 31, 2025	June 29, 2025

Land	$765,408	$805,958	$806,088
Land improvements	838,769	906,932	870,962
Buildings	1,409,933	1,545,380	1,547,034
Rides and equipment	3,632,415	3,926,345	3,804,059
Construction in progress	187,194	165,529	207,501
Property and equipment, gross	6,833,719	7,350,144	7,235,644
Accumulated depreciation	(2,895,713)	(3,055,385)	(2,831,658)
Property and equipment, net	$3,938,006	$4,294,759	$4,403,986

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

On March 5, 2026, the Company entered into definitive agreements to sell seven of its parks to EPR Properties, a Maryland real estate investment trust, and its operators for a combined aggregate purchase price of $331.4 million in cash, subject to customary working capital and other closing adjustments estimated to total approximately $32 million (the "2026 Sale Transaction"). The seven parks include: Worlds of Fun, Michigan's Adventure, Valleyfair, Six Flags Great Escape, Schlitterbahn Waterpark Galveston and Six Flags St. Louis in the US and Six Flags La Ronde in Canada. The 2026 Sale Transaction was structured as a sale of 100% of the outstanding equity interests of the subsidiaries that hold the agreed upon assets and liabilities (the "disposal group"). The sale of the US properties closed on April 6, 2026 and the sale of the Canadian property closed on May 15, 2026.

In conjunction with the 2026 Sale Transaction, the Company recognized a $37.8 million loss equal to the amount by which the purchase price, adjusted for working capital and other closing related adjustments, was less than the net book value of the assets and liabilities in the disposal group. The loss was recorded within "Loss on disposal group" in the unaudited consolidated statements of operations and comprehensive loss. The loss assumes the Company is a secondary guarantor in the lease agreement related to the La Ronde land with an approximate fair value of $13.4 million (the "La Ronde Guarantee"). If the secondary guarantee is terminated and released at a later date, the total loss recorded will be reduced by the fair value of this guarantee agreement. The seven parks were included within the Company's single reportable segment of amusement and water parks with accompanying resort facilities.

(5) Goodwill and Other Intangible Assets:
Changes in the carrying value of goodwill for the six months ended June 28, 2026 and June 29, 2025 were:

(In thousands)	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2025	$3,630,952	$(1,559,272)	$2,071,680
Foreign currency translation	6,672	—	6,672
Balance as of June 28, 2026	$3,637,624	$(1,559,272)	$2,078,352

Balance as of December 31, 2024	$3,512,782	$(216,259)	$3,296,523
Mergers	64,711	—	64,711
Foreign currency translation	37,856	—	37,856
Balance as of June 29, 2025	$3,615,349	$(216,259)	$3,399,090
As of June 28, 2026, December 31, 2025, and June 29, 2025, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
June 28, 2026
Trade names (1)	$683,618	$(506)	$683,112
License / franchise agreements	708	(478)	230
Total other intangible assets	$684,326	$(984)	$683,342

December 31, 2025
Trade names (1)	$722,702	$(444)	$722,258
License / franchise agreements	709	(474)	235
Total other intangible assets	$723,411	$(918)	$722,493

June 29, 2025
Trade names (1)	$898,487	$(370)	$898,117
License / franchise agreements	1,150	(874)	276
Total other intangible assets	$899,637	$(1,244)	$898,393
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

In connection with the 2026 Sale Transaction, the projected revenues related to the Six Flags trade name and Schlitterbahn trade name were reduced by the revenues contributed by the disposal group. As a result, the Company tested the Six Flags trade name and Schlitterbahn trade name for impairment during the first quarter of 2026 resulting in impairment losses of $37.1 million and $1.6 million, respectively. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited consolidated statements of operations and comprehensive loss.

In connection with the preparation of the financial statements for the third quarter of 2025, management tested the Former Six Flags reporting units, as well as the Six Flags trade name and Schlitterbahn trade name for impairment. These reporting units and trade names were tested for impairment due to a decline in estimated future cash flows as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, as well as due to a more significant, sustained decline in the Company's share price through the third quarter when compared to industry peers. In connection with the preparation of the financial statements for the third quarter of 2025, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. Management concluded the estimated fair value of the Six Flags Fiesta Texas, Six Flags Great Adventure, Six Flags Great America, Six Flags Magic Mountain, Six Flags Mexico, Six Flags Over Georgia, Six Flags Over Texas, and the Schlitterbahn reporting units no longer exceeded their carrying values resulting in impairment charges recorded during the third quarter of 2025 totaling $1.34 billion. Management also concluded the estimated fair value of the Six Flags trade name and Schlitterbahn trade name no longer exceeded their carrying values resulting in impairment charges recorded during the third quarter of 2025 of $169.3 million and $6.4 million, respectively. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited consolidated statements of operations and comprehensive loss.

The fair value of reporting units is established using an income (discounted cash flow) approach. The income approach uses each reporting unit's projection of estimated operating results and discounted cash flows using a weighted-average cost of capital that reflects current market conditions. Estimated operating results are established using best estimates of economic and market conditions over the projected period including growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Any impairment charges recognized are for the amount by which the reporting unit's carrying amount exceeds its fair value. The fair value of trade names is calculated using a relief-from-royalty method. Any impairment charges recognized are for the amount by which the trade name's carrying amount exceeds its fair value.

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

(6) Long-Term Debt:
Long-term debt as of June 28, 2026, December 31, 2025, and June 29, 2025 consisted of the following:

(In thousands)	June 28, 2026	December 31, 2025	June 29, 2025

Revolving credit facility averaging 5.7% YTD 2026, 6.4% in 2025 and 6.4% YTD 2025	$90,000	$272,000	$372,309
Term loan averaging 5.7% YTD 2026, 6.3% in 2025 and 6.3% YTD 2025	1,477,462	1,481,221	1,492,500
Notes
2027 senior unsecured notes at 5.375%	—	500,000	500,000
2027 senior unsecured notes at 5.500%	—	500,000	500,000
2028 senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 senior unsecured notes at 5.250%	500,000	500,000	500,000
2031 senior unsecured notes at 7.250%	800,000	800,000	800,000
2032 senior secured notes at 6.625%	850,000	850,000	850,000
2032 senior unsecured notes at 8.625%	1,000,000	—	—
	5,017,462	5,203,221	5,314,809
Less current portion	(15,038)	(15,038)	(15,038)
	5,002,424	5,188,183	5,299,771
Less debt issuance costs and original issue discount	(52,474)	(43,336)	(48,571)
Plus acquisition fair value layers	21,984	21,225	21,943
Long-term debt	$4,971,934	$5,166,072	$5,273,143

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

There was $90.0 million of outstanding gross borrowings under the revolving credit facility as of June 28, 2026. The 2024 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit totaling $57.2 million, the Company had $702.8 million of availability under its revolving credit facility as of June 28, 2026.

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

In January 2026, the Company issued $1.0 billion of 8.625% senior unsecured notes due 2032 ("2032 senior notes"). The proceeds from the 2032 senior notes, together with cash on hand, were used to redeem in full $500 million of 5.375% senior unsecured notes due 2027 issued by Former Cedar Fair ("2027 senior notes"), and $500 million of 5.500% senior unsecured notes due 2027 issued by Former Six Flags ("2027 Six Notes"), plus accrued and unpaid interest. Interest is payable under the 2032 senior notes semi-annually in January and July of each year with the principal due in full on January 15, 2032. Some or all of the 2032 senior notes may be redeemed on or after July 15, 2028 at the redemption prices set forth in the related indenture plus accrued and unpaid interest. Prior to July 15, 2028, up to 40% of the 2032 senior notes may be redeemed with a cash amount equal to the proceeds of certain sales of equity securities at 108.625% of the principal amount, plus accrued and unpaid interest, if at least 50% of the aggregate principal amount of 2032 senior notes issued remains outstanding after such redemption and the redemption occurs within 180 days after the date of the closing of such equity offering. Upon the occurrence of certain change of control events, the Company must offer to repurchase the 2032 senior notes at 101% of their principal amount, plus accrued and unpaid interest. As a result of the refinancing of the 2027 senior notes and 2027 Six Notes and during the first quarter of 2026, the Company recognized a $4.1 million loss on early debt extinguishment, inclusive of the write-off of debt issuance costs and acquisition fair value layers related to the 2027 senior notes and 2027 Six Notes.

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

Covenants
With respect to the revolving credit facility only, the 2024 Credit Agreement, as amended, includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter. The maximum Net First Lien Leverage Ratio is 5.0x beginning with the test period ending on or about December 31, 2025, with step-downs of 25 bps after every four consecutive quarters, culminating at 4.5x beginning with the test period ending on or about December 31, 2027. The Company was in compliance with the financial maintenance covenant as of June 28, 2026.

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

Pursuant to the terms of the indentures governing the Company's senior notes, if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indentures governing the 2028 senior notes, 2029 senior notes and 2031 Six Notes) or the pro forma Net Total Leverage Ratio (as defined in the 2032 senior notes and the 2032 Six Notes) is less than or equal to 5.50x, the Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio and pro forma Net Total Leverage Ratio were greater than 5.50x as of June 28, 2026.

(7) Non-Controlling Interests
In connection with the Mergers, the Company assumed certain obligations regarding Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG"), and Six Flags Over Texas ("SFOT", and together with SFOG, the "Partnership Parks"). The Partnership Parks are not wholly owned, but the Partnership Parks are consolidated as subsidiaries in the consolidated financial statements as it has been determined that the Company has the power to direct the activities of those entities that most significantly impact the entities' economic performance, and the Company has the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in SFOT are recorded as "Redeemable non-controlling interests" within the unaudited consolidated balance sheet. Following the notification of the Company's intent to exercise the End-of-Term Option related to SFOG as further described below, the redeemable non-controlling interests related to SFOG are recorded as a liability, specifically "Current NCI call option liability" and "NCI call option liability", within the unaudited consolidated balance sheet. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is recorded as "Net loss attributable to non-controlling interests" within the unaudited consolidated statements of operations and comprehensive loss. Obligations related to the Partnership Parks continue until 2027. Such obligations include:

(i) Minimum annual distributions of approximately $93.5 million in 2026 (subject to cost of living adjustments) to the limited partners of the partnership entities (the "Georgia Partnership" with respect to SFOG and the "Texas Partnership" with respect to SFOT) that own the Partnership Parks. Based on the Company's ownership of units as of June 28, 2026, the Company's share of the distribution will be approximately $43.3 million.

(ii) Minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.00% of the Partnership Parks’ revenues. The capital expenditures at the Partnership Parks is expected to be in excess of the minimum required expenditures for 2026 and was in excess of the minimum required expenditures for 2025.

(iii) An annual offer to purchase all outstanding limited partnership units at the Specified Price (defined below) to the extent tendered by the unitholders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid no later than May 15th of that year (the "Partnership Park Put"). The Company was required to repurchase such limited partnership units through May 15, 2026 in the case of the Georgia Partnership and May 15, 2027 in the case of the Texas Partnership. As the Company purchases additional units, it is entitled to a proportionate increase in its share of the minimum annual distributions. As part of the 2026 annual offering and in the second quarter of 2026, the Company purchased 3.453 units of the Texas Partnership for $7.6 million. The Company did not purchase any units of the Georgia partnership in the 2026 annual offering.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the specified price of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, Former Six Flags adjusted the annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the minimum price floor, the implied valuation of the Partnership Parks using the Specified Price, if determined as of June 28, 2026, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of June 28, 2026, the Company owned approximately 32.1% and 56.9% of the Georgia limited partner interests and Texas limited partner interests, respectively.

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

On December 17, 2024, the Company provided notice to the Georgia Partnership of its exercise of the End-of-Term Option relating to SFOG. In addition to the outstanding limited partnership interests, the Company will acquire certain related entity general partnership and managing member interests in January 2027. As of June 28, 2026, the agreed-upon value, as adjusted for CPI, would be $535.6 million for SFOG. The agreed-upon value, if determined as of June 28, 2026, multiplied by the 68.5% of units held by the limited partner for SFOG represent $367.2 million that would be required to be paid to the limited partner of SFOG at the End-of-Term Option. The actual agreed upon value of the End-of-Term Option will be further adjusted by CPI until the end of the agreement.

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

As described above and following the notification of the Company's intent to exercise the End-of-Term Option of the Georgia Partnership, the redeemable non-controlling interests related to the Georgia Partnership are classified as a liability, specifically

"Current NCI call option liability" and "NCI call option liability", within the unaudited consolidated balance sheets. The liability was recorded at the net present value of the call option price as of December 31, 2024. The difference between the net present value of the call option price and the redemption value was recorded as a deemed dividend to retained earnings within the consolidated statements of equity for the year ended December 31, 2024. The liability will be accreted to the final purchase price over the remaining Georgia Partnership term. For the six months ended June 28, 2026 and June 29, 2025, $26.8 million and $17.6 million of accretion was recorded as interest expense within the unaudited consolidated statement of operations and comprehensive loss, respectively. In addition, an accrued minimum distribution payment due to the Georgia Partnership of $12.9 million was recorded within "Other accrued liabilities" on the unaudited consolidated balance sheet as of June 28, 2026.

Changes in the carrying value of the Georgia Partnership for the six months ended June 28, 2026 were:

(In thousands)	SFOG
Balance as of December 31, 2025	$323,902
Purchase of redeemable units	—
Gain on purchase of units at put option price	—
Interest accretion	26,772
Balance as of June 28, 2026	$350,674
Changes in the carrying value of the Texas Partnership for the six months ended June 28, 2026 were:

(In thousands)	SFOT
Balance as of December 31, 2025	$235,047
Purchase of redeemable units	(7,578)
Distributions earned by non-controlling interests	12,182
Distributions paid to non-controlling interests	—
Balance as of June 28, 2026	$239,651

(8) Income Taxes:
The Company's income tax provision was $9.0 million for the six months ended June 28, 2026 compared with an income tax benefit of $110.5 million for the six months ended June 29, 2025. The effective tax rate for the six months ended June 28, 2026 was (2.1)% and 27.3% for the six months ended June 29, 2025.

The effective tax rate for the six months ended June 28, 2026 differed from the United States Federal statutory rate of 21% due to the impact of impairment charges and the loss on disposal group related to the 2026 Sale Transaction, effects of non-controlling interest distributions, accretion on the Six Flags Over Georgia call option liability, non-deductible executive compensation, state and local income taxes and tax rate differences in foreign jurisdictions.

The Company's income tax provision was $157.4 million for the three months ended June 28, 2026 compared with $76.3 million for the three months ended June 29, 2025.

The effective tax rate for the three months ended June 28, 2026 differed from the U.S. federal statutory rate of 21% primarily as a result of a revised estimated annual effective tax rate due to a reduction in forecasted annual pre-tax income as a result of reflecting the impact of the 2026 Sale Transaction and other changes to forecasted annual pre-tax income, together with higher non-deductible executive compensation related to severance payments incurred in connection with executive leadership transitions during the period.

The Company evaluates its tax positions using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. As of June 28, 2026, the Company recorded unrecognized tax benefits of $25.6 million, all of which would impact the effective tax rate if recognized and were primarily included within "Deferred tax liabilities" in the unaudited consolidated balance sheet.

The Company classifies interest and penalties attributable to income taxes as part of income tax expense. During the six months ended June 28, 2026 and June 29, 2025, the expense recognized for interest and penalties was not material.

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

(9) Pension Benefits:
Substantially concurrently with the closing and in connection with the Mergers, the Company assumed the obligations of the Former Six Flags pension plan. Former Six Flags froze its pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes pension costs and the weighted-average assumptions used to determine net cost for the three and six months ended June 28, 2026 and June 29, 2025. The components of net periodic (benefit) expense were included in "Other expense (income), net" in the unaudited consolidated statements of operations and comprehensive loss. The Company did not make any pension contributions during the six month periods ended June 28, 2026 and June 29, 2025.

	Three months ended		Six months ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Interest cost	$1,876	$1,970	$3,763	$3,939
Expected return on plan assets	(1,905)	(2,236)	(3,801)	(4,471)
Amortization of net actuarial loss	—	—	—	—
Administrative fees	—	213	—	425
Total net periodic (benefit) expense	$(29)	$(53)	$(38)	$(107)

Discount rate	5.20%	5.40%	5.20%	5.40%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	4.85%	5.75%	4.85%	5.75%

(10) Earnings per Share:
For purposes of calculating the basic and diluted earnings per share of common stock, net loss attributable to Six Flags Entertainment Corporation for the three and six months ended June 28, 2026 and June 29, 2025 has not been adjusted from the reported amounts. The share amounts used in calculating the basic and diluted earnings per share of common stock for the three and six months ended June 28, 2026 and June 29, 2025 are as follows:

(In thousands, except per share amounts)	Three months ended		Six months ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net loss attributable to Six Flags Entertainment Corporation	$(202,620)	$(99,648)	$(471,220)	$(319,366)

Basic weighted average shares of common stock	101,731	100,652	101,610	100,376
Diluted weighted average shares of common stock	101,731	100,652	101,610	100,376
Basic	$(1.99)	$(0.99)	$(4.64)	$(3.18)
Diluted	$(1.99)	$(0.99)	$(4.64)	$(3.18)

There were approximately 2.7 million antidilutive shares excluded from the computation of diluted loss per share of common stock for the three and six months ended June 28, 2026. The antidilutive shares included 1.3 million of outstanding restricted stock and restricted stock units, 0.9 million of outstanding performance stock units, 0.4 million of outstanding stock options and 0.1 million of outstanding deferred stock units. The outstanding performance stock units included all performance stock units outstanding as of June 28, 2026 at target, or 100%. The maximum payout for 0.7 million of the outstanding performance stock units is 100%, and the maximum payout for the remaining 0.2 million of outstanding performance stock units is 200%.

(11) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of June 28, 2026, December 31, 2025, and June 29, 2025 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	June 28, 2026		December 31, 2025		June 29, 2025
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$185	$185	$193	$193	$311	$311
Other assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(1,477,462)	$(1,473,768)	$(1,481,221)	$(1,466,720)	$(1,492,500)	$(1,495,679)
2027 notes at 5.375%	Long-Term Debt (1)	Level 1	—	—	$(500,000)	$(497,650)	$(500,000)	$(500,000)
2027 notes at 5.500%	Long-Term Debt (1)	Level 2	—	—	$(500,000)	$(498,635)	$(500,000)	$(499,065)
2028 notes at 6.500%	Long-Term Debt (1)	Level 1	$(300,000)	$(300,375)	$(300,000)	$(293,907)	$(300,000)	$(304,677)
2029 notes at 5.250%	Long-Term Debt (1)	Level 1	$(500,000)	$(486,875)	$(500,000)	$(466,145)	$(500,000)	$(488,280)
2031 notes at 7.250%	Long-Term Debt (1)	Level 2	$(800,000)	$(795,000)	$(800,000)	$(769,000)	$(800,000)	$(821,624)
2032 notes at 6.625%	Long-Term Debt (1)	Level 2	$(850,000)	$(862,750)	$(850,000)	$(858,526)	$(850,000)	$(873,528)
2032 notes at 8.625%	Long-Term Debt (1)	Level 2	$(1,000,000)	$(1,030,000)	—	—	—	—
(1)Carrying values of long-term debt balances are before reductions for (1) current maturities of long-term debt of $15.0 million as of June 28, 2026, December 31, 2025 and June 29, 2025; (2) debt issuance costs and original issue discount of $52.5 million, $43.3 million and $48.6 million as of June 28, 2026, December 31, 2025 and June 29, 2025, respectively; and (3) acquisition fair value layers of $22.0 million, $21.2 million and $21.9 million as of June 28, 2026, December 31, 2025 and June 29, 2025, respectively.

In connection with the 2026 Sale Transaction, the Company recognized a $37.8 million loss equal to the amount by which the purchase price, adjusted for working capital and other closing related adjustments, was less than the net book value of the assets and liabilities in the disposal group. The loss was recorded within "Loss on disposal group" in the unaudited consolidated statements of operations and comprehensive loss. In addition, as a result of the 2026 Sale Transaction, the projected revenues related to the Six Flags trade name and Schlitterbahn trade name were reduced by the revenues contributed by the disposal group. As a result, the Company tested the Six Flags trade name and Schlitterbahn trade name for impairment during the first quarter of 2026 resulting in impairment losses of $37.1 million and $1.6 million, respectively. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited consolidated statements of operations and comprehensive loss.

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

The fair value determination for the disposal group, reporting units and indefinite-lived intangible assets included numerous assumptions based on Level 3 inputs. The fair value of the disposal group was calculated based on the estimated purchase price adjusted for working capital and other closing adjustments, as well as the fair value of the La Ronde Guarantee. The fair value of the La Ronde Guarantee was calculated using a credit spread analysis of which the primary assumptions included the related lease payments, estimated discount rates for the involved parties, and rated yield curves. The fair value of the reporting units was established using an income (discounted cash flow) approach of which the primary assumptions included growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, terminal value growth rates, future estimates of capital expenditures, changes in future working capital requirements, and a discount rate based on a weighted-average cost of capital that reflected current market conditions. The fair value of the indefinite-lived intangible assets was determined using a relief-from-royalty method of which the principal assumptions included royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, and a discount rate based on a weighted-average cost of capital that reflected current market conditions.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no assets measured at fair value on a non-recurring basis as of June 28, 2026, December 31, 2025 or June 29, 2025. The net plan asset for the Former Six Flags pension plan is measured at fair value annually.

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

	Three months ended		Six months ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net revenues	$864,919	$930,390	$1,090,546	$1,132,447
Significant expense categories
Cost of food, merchandise and games revenues	75,275	80,822	96,566	101,319
Other revenue driven costs (1)	26,202	28,959	35,728	38,576
Labor (2)	267,500	300,855	424,174	472,844
Other segment expenses (3)	252,869	277,136	414,044	447,880
Adjusted EBITDA	243,073	242,618	120,034	71,828
Add: Net income attributable to non-controlling interests	25,084	24,816	25,084	24,816
Subtract:
Depreciation and amortization	107,775	134,628	215,124	236,958
Loss on retirement of fixed assets, net	13,888	10,518	16,323	18,616
Loss on impairment of goodwill and other intangibles	—	—	38,640	—
Loss on disposal group	9,867	—	37,838	—
Loss on other assets	—	—	—	791
Interest expense, net	102,052	92,409	196,980	179,444
Loss on early debt extinguishment	—	—	4,053	—
Non-cash foreign currency loss (gain)	6,655	(19,986)	11,794	(22,200)
Non-cash equity compensation expense	19,585	8,935	23,357	26,011
Costs related to the Mergers (4)	3,716	11,030	8,630	26,670
Severance (5)	16,700	23,823	16,964	27,200
Other (6)	8,045	4,626	12,504	8,181
(Loss) income before taxes	$(20,126)	$1,451	$(437,089)	$(405,027)
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
(5)Consists of severance and related employer taxes and benefits. Certain employees, including certain executive level employees, were terminated as part of executive leadership transitions, as well as post-merger productivity and efficiency efforts.
(6)Consists of certain costs as defined in the Company's credit agreement. These costs are added back to net loss to calculate Adjusted EBITDA and include certain legal and consulting expenses; certain costs at the non-operational parks (as defined in Management's Discussion and Analysis); certain recruiting and relocation costs; cost of goods sold recorded to align inventory standards following the Mergers; Mexican VAT taxes on intercompany activity; and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

All of the Company's parks are located in the United States with the exception of two parks in Mexico and one park in Canada (following the sale of the Company's second Canadian park; see Note 4). The Company also recognizes revenue and expense related to the development of Six Flags-branded parks outside of North America. These management fees are disclosed as "Domestic" within the below tables.

As of June 28, 2026, December 31, 2025 and June 29, 2025, long-lived assets (which consists of property and equipment, goodwill, intangible assets and right-of-use assets) by domestic and foreign properties was as follows.

(In thousands)	June 28, 2026	December 31, 2025	June 29, 2025
Domestic	$6,024,595	$6,402,553	$7,949,896
Foreign	837,840	901,365	973,113
Total	$6,862,435	$7,303,918	$8,923,009

For the three and six months ended June 28, 2026 and June 29, 2025, net revenues and loss before taxes by domestic and foreign properties were as follows:

	Three months ended		Six months ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net revenues
Domestic	$792,680	$856,953	$992,988	$1,038,694
Foreign	72,239	73,437	97,558	93,753
Total	$864,919	$930,390	$1,090,546	$1,132,447

(Loss) income before taxes
Domestic	$(27,304)	$(14,203)	$(406,745)	$(406,144)
Foreign	7,178	15,654	(30,344)	1,117
Total	$(20,126)	$1,451	$(437,089)	$(405,027)

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

Business Overview:
The Company is North America's largest regional amusement park operator with 20 amusement parks, 14 separately gated water parks and nine resorts. Of the 34 amusement and water parks, 31 are located in the United States, two are located in Mexico and one is located in Canada. The parks generate revenues from sales of (1) admission to amusement parks and water parks, (2) food, merchandise and games both inside and outside the parks, and (3) accommodations, extra-charge products, and other revenue sources. The Company's principal costs and expenses, which include salaries and wages, operating and maintenance supplies, insurance, advertising, utilities and lease payments, are relatively fixed for a typical operating season and do not vary significantly with attendance. The Company's principal costs and expenses have recently been impacted by increased wage rates, driven both by market rates and statutory rates, higher insurance costs, and general inflation affecting the costs of inventory, services and supplies. The Company acquires rides, attractions, inventory, and supplies from foreign countries, of which many rides and attractions require specialized manufacturing. Changes in import tariffs and trade policies have resulted and may continue to result in increased costs. Potential market disruptions could result in the inability to acquire certain goods timely or at all.

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

The following tables present net revenues disaggregated by in-park revenues, including in-park admissions revenues and in-park product revenues, and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (concessionaire remittances) for the periods presented.

The results for the three and six-month periods ended June 28, 2026 are not directly comparable to the results for the three and six-month periods ended June 29, 2025 due to the closure of the combination amusement and waterpark in Bowie, Maryland following the end of the 2025 operating season, and the 2026 Sale Transaction, which closed during the second quarter of 2026 (see Note 4 to the accompanying unaudited consolidated financial statements). As a result, two tables have been presented below: (1) on a Reported Basis consistent with the net revenues presented in the unaudited consolidated financial statements, and (2) on a Same-Park Basis or excluding the closed park and the parks sold in the 2026 Sale Transaction (see Results of Operations below regarding how management uses this supplemental information).

REPORTED BASIS

	Three months ended		Six months ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
In-park admissions revenues	$441,313	$485,177	$554,754	$591,488
In-park product revenues	384,328	401,243	473,305	479,247
In-park revenues	825,641	886,420	1,028,059	1,070,735
Out-of-park revenues	64,319	71,908	93,118	95,824
Concessionaire remittances	(25,041)	(27,938)	(30,631)	(34,112)
Net revenues	$864,919	$930,390	$1,090,546	$1,132,447
SAME-PARK BASIS

	Three months ended		Six months ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
In-park admissions revenues	$441,251	$437,662	$553,691	$542,894
In-park product revenues	384,298	365,927	472,922	443,419
In-park revenues	825,549	803,589	1,026,613	986,313
Out-of-park revenues	63,931	66,231	89,130	85,550
Concessionaire remittances	(25,019)	(25,584)	(30,419)	(31,664)
Net revenues	$864,461	$844,236	$1,085,324	$1,040,199

Outlook:
The near-term operational priorities of the Company focus on accelerating profitability and strengthening the balance sheet. Management intends to drive profitability by offering a higher value proposition to the guest that stimulates incremental demand while simultaneously implementing strategic cost management strategies and organizational improvements. Management plans to simplify product offerings, optimize pricing on a park-by-park basis, tailor marketing strategies to the unique attributes of each park, leverage consumer-facing technologies to strengthen communication channels with guests, adopt innovative processes designed to unlock incremental cost efficiencies, optimize park cost structures toward the performance profile of top performing parks and build the necessary capabilities, systems and operating models to support scalable and sustained execution of these strategies. To strengthen the balance sheet, management aims to benefit from the incremental cash flow that is expected to be produced by these profitability initiatives while also undergoing portfolio optimization, including the recent 2026 Sale Transaction and the future sale of the property on which the former amusement and water park in Bowie, Maryland was located. Portfolio optimization is expected to allow management to narrow its focus, reduce ongoing capital expenditure requirements, and limit exposure to liabilities. Together, these actions are intended to create a more focused, resilient and financially flexible organization positioned for long-term success.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the unaudited consolidated financial statements:
•Business Combinations
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes

During the second quarter of 2026, there were no changes to the above critical accounting policies from those previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025. As discussed in Note 5 to the accompanying unaudited consolidated financial statements, certain Former Six Flags and the Schlitterbahn reporting units experienced a decline in estimated future cash flows during 2025 as a result of revenue and earnings not meeting expectations through the more seasonally significant third quarter, and the Company experienced a more significant, sustained decline in its share price through the third quarter of 2025 when compared to industry peers. In connection with the preparation of the financial statements for the third quarter of 2025, which includes the peak summer months of July and August and by itself can account for nearly half of full year attendance and over half of full year earnings, management had greater clarity regarding performance trends and full year results. As a result, a triggering event occurred and impairment charges were recognized during the third quarter of 2025. Valuation assumptions about future performance could adversely change and result in further goodwill and/or trade name impairment that would have a material effect on the Company's financial position and results of operations in future periods. Future valuation assumptions are dependent on numerous factors, including the Company's operating plans for future years, changes to the Company's long-term strategy and other market conditions.

Results of Operations:

Six months ended June 28, 2026 vs. Six months ended June 29, 2025
The results for the six-month period ended June 28, 2026 are not directly comparable to the results for the six-month period ended June 29, 2025 due to the closure of the combination amusement and waterpark in Bowie, Maryland following the end of the 2025 operating season, and the 2026 Sale Transaction, which closed during the second quarter of 2026. As a result, two analyses have been presented below: (1) on a Reported Basis consistent with the results presented in the unaudited consolidated financial statements, and (2) on a Same-Park Basis or excluding the closed park and the parks sold in the 2026 Sale Transaction, also referred to as the "non-operational parks". All other properties are referred to as the "operational parks". Same-Park Basis amounts and comparisons are presented as supplemental information. Management believes Same-Park Basis information is meaningful to help evaluate operating performance related only to the operational parks and uses it for this purpose.

REPORTED BASIS
The following table presents key financial information for the Company for the six months ended June 28, 2026 and June 29, 2025 on a Reported Basis. The results for the six-month period ended June 28, 2026 included 1,984 operating days compared with 2,386 operating days for the six-month period ended June 29, 2025, a decrease of 402 operating days. Of the 402 operating day decrease, 334 operating days were attributable to the non-operational parks.

	Six months ended		Increase (Decrease)
	June 28, 2026	June 29, 2025	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$1,090,546	$1,132,447	$(41,901)	(3.7)%
Operating costs and expenses	1,006,260	1,122,630	(116,370)	(10.4)%
Depreciation and amortization	215,124	236,958	(21,834)	(9.2)%
Loss on retirement of fixed assets, net	16,323	18,616	(2,293)	(12.3)%
Loss on impairment of goodwill and other intangibles	38,640	—	38,640	100.0%
Loss on disposal group	37,838	—	37,838	100.0%
Loss on other assets	—	791	(791)	(100.0)%
Operating loss	$(223,639)	$(246,548)	$22,909	9.3%

Other Data:
Attendance	16,051	17,009	(958)	(5.6)%
Per capita spending	$64.05	$62.95	$1.10	1.7%
Admissions per capita spending	$34.56	$34.77	$(0.21)	(0.6)%
In-park product per capita spending	$29.49	$28.18	$1.31	4.6%
Out-of-park revenues	$93,118	$95,824	$(2,706)	(2.8)%
Operating days	1,984	2,386	(402)	(16.8)%
For the six months ended June 28, 2026, net revenues decreased $41.9 million compared with the six months ended June 29, 2025. The decrease in net revenues reflected the impact of a 1.0 million-visit decrease in attendance and a $2.7 million decrease in out-of-park revenues offset by the impact of a $1.10, or 1.7%, increase in per capita spending. The decrease in net revenues included a $6.6 million favorable impact of foreign currency exchange rates.

Operating costs and expenses for the six months ended June 28, 2026 decreased $116.4 million compared with the six months ended June 29, 2025. The decrease in operating costs and expenses was the result of a $93.9 million decrease in operating expenses, a $16.6 million decrease in selling, general and administrative ("SG&A") expenses and a $5.9 million decrease in cost of goods sold. The decrease in operating costs and expenses included a $4.3 million unfavorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the six months ended June 28, 2026 decreased $21.8 million compared with the six months ended June 29, 2025 as a result of prior period depreciation at the non-operational parks. The loss on retirement of fixed assets and the loss on other assets in both periods were due to retirement of assets in the normal course of business.

In connection with the 2026 Sale Transaction, the Company recognized a $37.8 million loss equal to the amount by which the purchase price, adjusted for working capital and other closing related adjustments, was less than the net book value of the assets and liabilities in the disposal group. In addition, as a result of the 2026 Sale Transaction, the projected revenues related to the Six Flags trade name and Schlitterbahn trade name were reduced by the revenues contributed by the disposal group. As a result, the Company tested the Six Flags trade name and Schlitterbahn trade name for impairment during the first quarter of 2026 resulting in impairment losses totaling $38.6 million.

After the items above, operating loss for the six months ended June 28, 2026 totaled $223.6 million compared with $246.5 million for the six months ended June 29, 2025.

Net interest expense for the six months ended June 28, 2026 increased $17.5 million largely as a result of the refinancing of the 2027 senior notes and 2027 Six Notes with the 2032 senior notes. The loss on early debt extinguishment of $4.1 million in the current period was attributable to the redemption of the 2027 senior notes and 2027 Six Notes (see Note 6 to the accompanying consolidated financial statements). Other expense (income), net primarily represented the remeasurement of U.S. dollar denominated debt to the foreign entities' functional currencies.

During the six months ended June 28, 2026, a provision for income taxes of $9.0 million was recorded compared with a benefit for income taxes of $110.5 million for the six months ended June 29, 2025. The variance in the provision for income taxes was primarily related to non-recurring activity in both periods. During the six months ended June 28, 2026, the Company's tax rate was driven by a change in the estimated annual effective tax rate which was further impacted by recorded income tax benefits related to the 2026 Sale Transaction and the associated impairment of the Six Flags and Schlitterbahn trade names. During the six months ended June 29, 2025, the Company had recorded income tax benefits for non-cash provision to return adjustments related to the Merger-related windup of the Former Cedar Fair partnership.

After the items above and income attributable to non-controlling interests (see Note 7 to the accompanying consolidated financial statements), net loss attributable to Six Flags Entertainment Corporation for the six months ended June 28, 2026 totaled $471.2 million, or $4.64 per diluted share of common stock, compared with $319.4 million, or $3.18 per diluted share of common stock, for the six months ended June 29, 2025.

SAME-PARK BASIS
The following table presents key financial information for the Company for the six months ended June 28, 2026 and June 29, 2025 on a Same-Park Basis. On a Same-Park Basis, operating days decreased 68 days primarily due to the removal of low volume operating days and unfavorable weather at a few waterparks.

	Six months ended		Increase (Decrease)
	June 28, 2026	June 29, 2025	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$1,085,324	$1,040,199	$45,125	4.3%
Operating costs and expenses	970,805	1,007,111	(36,306)	(3.6)%
Depreciation and amortization	209,067	210,232	(1,165)	(0.6)%
Loss on retirement of fixed assets, net	16,061	16,310	(249)	(1.5)%
Loss on impairment of goodwill and other intangibles	38,640	—	38,640	100.0%
Loss on disposal group	37,838	—	37,838	100.0%
Loss on other assets	—	791	(791)	(100.0)%
Operating loss	$(187,087)	$(194,245)	$7,158	3.7%

Other Data:
Attendance	16,051	15,497	554	3.6%
Per capita spending	$63.96	$63.65	$0.31	0.5%
Admissions per capita spending	$34.50	$35.03	$(0.53)	(1.5)%
In-park product per capita spending	$29.46	$28.61	$0.85	3.0%
Out-of-park revenues	$89,130	$85,550	$3,580	4.2%
Operating days	1,984	2,052	(68)	(3.3)%
For the six months ended June 28, 2026, net revenues on a Same-Park Basis increased $45.1 million compared with the six months ended June 29, 2025. The Same-Park Basis increase in net revenues reflected the impact of a 0.6 million-visit increase in attendance, the impact of a $0.31, or 0.5%, increase in per capita spending and a $3.6 million increase in out-of-park revenues. The 0.6 million-visit increase in attendance was driven by an increase in season pass and membership visitation as a result of a larger active pass base and higher cross park visitation. The $0.31 increase in per capita spending was due to an $0.85 increase in in-park product per capita spending offset by a $0.53 decrease in admissions per capita spending. Out-of-park revenues increased $3.6 million primarily due to higher revenues from international agreements, some of which were impacted by the timing of the opening of the related parks.

Operating costs and expenses on a Same-Park Basis for the six months ended June 28, 2026 decreased $36.3 million compared with the six months ended June 29, 2025. The Same-Park Basis decrease in operating costs and expenses was the result of a $24.7 million decrease in operating expenses and a $13.9 million decrease in SG&A expenses slightly offset by a $2.3 million increase in cost of goods sold. The decrease in operating expenses was primarily due to a $17.5 million decrease in full-time wages driven by prior period post-merger productivity and efficiency efforts (including severance costs), a $4.0 million decrease in anticipated legal settlements, and a $3.4 million decrease in operating supplies driven by planned cost savings initiatives. The decrease in SG&A expenses was driven by a $15.8 million decrease in advertising costs, some of which is expected to be spent in later periods. Cost of goods sold increased due to an increase in sales volume. Cost of goods sold as a percentage of food, merchandise and games revenue decreased 100 bps largely due to a planned decrease in the cost of food and beverage.

Depreciation and amortization expense on a Same-Park Basis for the six months ended June 28, 2026 decreased $1.2 million compared with the six months ended June 29, 2025. The loss on retirement of fixed assets and the loss on other assets in both periods were due to retirement of assets in the normal course of business. There were no meaningful differences in the fluctuations for loss on impairment of goodwill and other intangibles, loss on disposal group, and loss on other assets on a Same-Park Basis as compared with the Reported Basis.

After the items above, operating loss on a Same-Park Basis for the six months ended June 28, 2026 totaled $187.1 million compared with $194.2 million for the six months ended June 29, 2025.

There were no meaningful differences in the fluctuations for net interest expense, loss on early debt extinguishment, other expense (income), and the provision for income taxes on a Same-Park Basis as compared with the Reported Basis.

After the items above and income attributable to non-controlling interests, net loss attributable to Six Flags Entertainment Corporation on a Same-Park Basis for the six months ended June 28, 2026 totaled $434.6 million, or $4.28 per diluted share of common stock, compared with $267.0 million, or $2.66 per diluted share of common stock, for the six months ended June 29, 2025.

Three months ended June 28, 2026 vs. Three months ended June 29, 2025
The results for the three-month period ended June 28, 2026 are not directly comparable to the results for the three-month period ended June 29, 2025 due to the non-operational parks as defined and described above. As a result, two analyses have been presented below: (1) on a Reported Basis as presented in the unaudited consolidated financial statements, and (2) on a Same-Park Basis or excluding the closed park and the parks sold in the 2026 Sale Transaction.

REPORTED BASIS
The following table presents key financial information for the Company for the three months ended June 28, 2026 and June 29, 2025 on a Reported Basis. The results for the three-month period ended June 28, 2026 included 1,615 operating days compared with 1,993 operating days for the three-month period ended June 29, 2025, a decrease of 378 operating days. Of the 378 operating day decrease, 334 operating days were attributable to the non-operational parks.

	Three months ended		Increase (Decrease)
	June 28, 2026	June 29, 2025	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$864,919	$930,390	$(65,471)	(7.0)%
Operating costs and expenses	644,785	710,765	(65,980)	(9.3)%
Depreciation and amortization	107,775	134,628	(26,853)	(19.9)%
Loss on retirement of fixed assets, net	13,888	10,518	3,370	32.0%
Loss on disposal group	9,867	—	9,867	100.0%
Operating income	$88,604	$74,479	$14,125	19.0%

Other Data:
Attendance	13,128	14,191	(1,063)	(7.5)%
Per capita spending	$62.89	$62.46	$0.43	0.7%
Admissions per capita spending	$33.62	$34.19	$(0.57)	(1.7)%
In-park product per capita spending	$29.27	$28.27	$1.00	3.5%
Out-of-park revenues	$64,319	$71,908	$(7,589)	(10.6)%
Operating days	1,615	1,993	(378)	(19.0)%
For the three months ended June 28, 2026, net revenues decreased $65.5 million compared with the three months ended June 29, 2025. The $65.5 million decrease in net revenues reflected the impact of a 1.1 million-visit decrease in attendance and a $7.6 million decrease in out-of-park revenues offset by the impact of a $0.43, or 0.7%, increase in per capita spending. The decrease in net revenues included a $3.2 million favorable impact of foreign currency exchange rates.

Operating costs and expenses for the three months ended June 28, 2026 decreased $66.0 million compared with the three months ended June 29, 2025. The decrease in operating costs and expenses was the result of a $61.3 million decrease in operating expenses and a $5.5 million decrease in cost of goods sold offset by a $0.9 million increase in SG&A expenses. The decrease in operating costs and expenses included a $1.7 million unfavorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the three months ended June 28, 2026 decreased $26.9 million compared with the three months ended June 29, 2025 driven by prior period depreciation expense at the non-operational parks. The loss on retirement of fixed assets for both periods was due to retirement of assets in the normal course of business. The current period loss on retirement of fixed assets included the disposal of certain elements of sunset attractions. In connection with the 2026 Sale Transaction, the Company recognized $9.9 million of additional loss equal to changes in estimated working capital and other closing related adjustments.

After the items above, operating income for the three months ended June 28, 2026 totaled $88.6 million compared with $74.5 million for the three months ended June 29, 2025.

Net interest expense for the three months ended June 28, 2026 increased $9.6 million largely as a result of the refinancing of the 2027 senior notes and 2027 Six Notes with the 2032 senior notes. Other expense (income), net primarily represented the remeasurement of U.S. dollar denominated debt to the foreign entities' functional currencies.

During the three months ended June 28, 2026, a provision for income taxes of $157.4 million was recorded compared with $76.3 million for the three months ended June 29, 2025. The increase in the provision for income taxes was primarily attributable to a change in estimated annual effective tax rate, the effects of the non-controlling interest distribution, accretion on the Six Flags Over Georgia call option liability, and non-deductible executive compensation.

After the items above and income attributable to non-controlling interests, net loss attributable to Six Flags Entertainment Corporation for the three months ended June 28, 2026 totaled $202.6 million, or $1.99 per diluted share of common stock, compared with $99.6 million, or $0.99 per diluted share of common stock, for the three months ended June 29, 2025.

SAME-PARK BASIS
The following table presents key financial information for the Company for the three months ended June 28, 2026 and June 29, 2025 on a Same-Park Basis. On a Same-Park Basis, operating days decreased 44 days primarily driven by fewer operating days at a few waterparks as a result of unfavorable weather and the removal of low volume operating days.

	Three months ended		Increase (Decrease)
	June 28, 2026	June 29, 2025	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$864,461	$844,236	$20,225	2.4%
Operating costs and expenses	636,336	629,682	6,654	1.1%
Depreciation and amortization	107,754	117,828	(10,074)	(8.5)%
Loss on retirement of fixed assets, net	13,722	9,263	4,459	48.1%
Loss on disposal group	9,867	—	9,867	100.0%
Operating income	$96,782	$87,463	$9,319	10.7%

Other Data:
Attendance	13,128	12,679	449	3.5%
Per capita spending	$62.88	$63.38	$(0.50)	(0.8)%
Admissions per capita spending	$33.61	$34.52	$(0.91)	(2.6)%
In-park product per capita spending	$29.27	$28.86	$0.41	1.4%
Out-of-park revenues	$63,931	$66,231	$(2,300)	(3.5)%
Operating days	1,615	1,659	(44)	(2.7)%
For the three months ended June 28, 2026, net revenues on a Same-Park Basis increased $20.2 million compared with the three months ended June 29, 2025. The Same-Park Basis increase in net revenues reflected the impact of a 0.4 million-visit increase in attendance offset by the impact of a $0.50, or 0.8%, decrease in per capita spending and a $2.3 million decrease in out-of-park revenues. The 0.4 million-visit increase in attendance was driven by an increase in season pass and membership visitation as a result of a larger active pass base and higher cross park visitation. The per capita spending decrease was due to a $0.91 decrease in admissions per capita spending partially offset by a $0.41 increase in in-park product per capita spending. The $2.3 million decrease in out-of-park revenues was driven by incremental sponsorship revenue in the prior period.

Operating costs and expenses on a Same-Park Basis for the three months ended June 28, 2026 increased $6.7 million compared with the three months ended June 29, 2025. The Same-Park Basis increase in operating costs and expenses was the result of a $3.4 million increase in SG&A expenses, a $2.2 million increase in cost of goods sold and a $1.0 million increase in operating expenses. SG&A expenses increased primarily due to a $14.1 million increase in full-time wages, driven by recent executive terminations, and $4.9 million of higher consulting and legal costs, which was mostly offset by $15.1 million of less advertising costs, some of which is expected to be spent in later periods. Operating expenses increased primarily as a result of $6.9 million of higher maintenance costs largely driven by the timing of projects, as well as smaller increases in credit card fees, live entertainment costs and utilities, offset by a $6.4 million decrease in full-time wages and related benefits in the current period. The decrease in full-time wages and related benefits was primarily due to the timing of post-merger productivity and efficiency efforts (including severance costs). Cost of goods sold increased due to an increase in sales volume. Cost of goods sold as a percentage of food, merchandise and games revenue decreased 20 bps primarily due to a planned decrease in the cost of food and beverage.

Depreciation and amortization expense on a Same-Park Basis for the three months ended June 28, 2026 decreased $10.1 million compared with the three months ended June 29, 2025. The loss on retirement of fixed assets for both periods was due to retirement of assets in the normal course of business. The current period loss on retirement of fixed assets included the disposal of certain elements of sunset attractions. There was not a meaningful difference in the fluctuation for loss on disposal group on a Same-Park Basis as compared with the Reported Basis.

After the items above, operating income on a Same-Park Basis for the three months ended June 28, 2026 totaled $96.8 million compared with $87.5 million for the three months ended June 29, 2025.

There were no meaningful differences in the fluctuations for net interest expense, other expense (income), and the provision for income taxes on a Same-Park Basis as compared with the Reported Basis.

After the items above and income attributable to non-controlling interests, net loss attributable to Six Flags Entertainment Corporation on a Same-Park Basis for the three months ended June 28, 2026 totaled $194.4 million, or $1.91 per diluted share of common stock, compared with $86.6 million, or $0.86 per diluted share of common stock, for the three months ended June 29, 2025.

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

REPORTED BASIS
The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net loss for the three and six-month periods ended June 28, 2026 and June 29, 2025 on a Reported Basis.

	Three months ended		Six months ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net loss	$(177,536)	$(74,832)	$(446,136)	$(294,550)
Interest expense, net	102,052	92,409	196,980	179,444
Provision (benefit) for taxes	157,410	76,283	9,047	(110,477)
Depreciation and amortization	107,775	134,628	215,124	236,958
EBITDA	189,701	228,488	(24,985)	11,375
Loss on early debt extinguishment	—	—	4,053	—
Non-cash foreign currency loss (gain)	6,655	(19,986)	11,794	(22,200)
Non-cash equity compensation expense	19,585	8,935	23,357	26,011
Loss on retirement of fixed assets, net	13,888	10,518	16,323	18,616
Loss on impairment of goodwill and other intangibles	—	—	38,640	—
Loss on disposal group	9,867	—	37,838	—
Loss on other assets	—	—	—	791
Costs related to the Mergers (1)	3,716	11,030	8,630	26,670
Severance (2)	16,700	23,823	16,964	27,200
Other (3)	8,045	4,626	12,504	8,181
Modified EBITDA	268,157	267,434	145,118	96,644
Net income attributable to non-controlling interests	25,084	24,816	25,084	24,816
Adjusted EBITDA	$243,073	$242,618	$120,034	$71,828
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
(2)    Consists of severance and related employer taxes and benefits. Certain employees, including certain executive level employees, were terminated as part of executive leadership transitions, as well as post-merger productivity and efficiency efforts.
(3)    Consists of certain costs as defined in the Company's credit agreement. These costs are added back to net loss to calculate Modified EBITDA and Adjusted EBITDA and include certain legal and consulting expenses; certain costs at the non-operational parks; certain recruiting and relocation costs; cost of goods sold recorded to align inventory standards following the Mergers; Mexican VAT taxes on intercompany activity; and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

For the six months ended June 28, 2026, Adjusted EBITDA increased $48.2 million compared with the six months ended June 29, 2025. For the three months ended June 28, 2026, Adjusted EBITDA increased $0.5 million compared with the three months ended June 29, 2025.

SAME-PARK BASIS
The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net loss for the three and six-month periods ended June 28, 2026 and June 29, 2025 on a Same-Park Basis, or excluding the closed park and the parks sold in the 2026 Sale Transaction. Same-Park Basis amounts and comparisons are presented as supplemental information. Management believes Same-Park Basis information is meaningful to help evaluate operating performance related only to the operational parks and uses it for this purpose.

	Three months ended		Six months ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net loss	$(169,352)	$(61,804)	$(409,572)	$(242,173)
Interest expense, net	102,047	92,372	196,972	179,387
Provision (benefit) for taxes	157,410	76,283	9,047	(110,477)
Depreciation and amortization	107,755	117,828	209,067	210,232
EBITDA	197,860	224,679	5,514	36,969
Loss on early debt extinguishment	—	—	4,053	—
Non-cash foreign currency loss (gain)	6,655	(19,992)	11,793	(22,214)
Non-cash equity compensation expense	19,585	8,935	23,357	26,011
Loss on retirement of fixed assets, net	13,721	9,263	16,061	16,310
Loss on impairment of goodwill and other intangibles	—	—	38,640	—
Loss on disposal group	9,867	—	37,838	—
Loss on other assets	—	—	—	791
Costs related to the Mergers (1)	3,716	9,908	8,630	25,500
Severance (2)	16,688	20,440	16,926	23,660
Other (3)	5,908	4,626	8,647	7,795
Modified EBITDA	274,000	257,859	171,459	114,822
Net income attributable to non-controlling interests	25,084	24,816	25,084	24,816
Adjusted EBITDA	$248,916	$233,043	$146,375	$90,006
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
(2)    Consists of severance and related employer taxes and benefits. Certain employees, including certain executive level employees, were terminated as part of executive leadership transitions, as well as post-merger productivity and efficiency efforts.
(3)    Consists of certain costs as defined in the Company's credit agreement. These costs are added back to net loss to calculate Modified EBITDA and Adjusted EBITDA and include certain legal and consulting expenses; certain recruiting and relocation costs; cost of goods sold recorded to align inventory standards following the Mergers; Mexican VAT taxes on intercompany activity; and contract termination costs. This balance also includes unrealized gains and losses on pension assets and short-term investments.

For the six months ended June 28, 2026, Adjusted EBITDA on a Same-Park Basis increased $56.4 million compared with the six months ended June 29, 2025. The increase was driven by higher revenues attributable to higher attendance, per capita spending and out-of-park revenues, as well as a reduction in expense primarily due to planned lower expenses for advertising and full-time wages. For the three months ended June 28, 2026, Adjusted EBITDA on a Same-Park Basis increased $15.9 million compared with the three months ended June 29, 2025. The increase was driven by higher revenues attributable to higher attendance somewhat offset by a slight increase in expense.

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

As of June 28, 2026, total deferred revenue totaled $431.1 million, including non-current deferred revenue. This represented a decrease of $29.9 million compared with total deferred revenue as of June 29, 2025. The decrease in deferred revenue was entirely due to the non-operational parks. Deferred revenue at the operational parks increased $8.3 million. The increase in deferred revenue at the operational parks was largely attributable to higher season pass and membership sales, as well as higher advanced single day sales, and was partially offset by higher sponsorship deferred revenue as of June 29, 2025.

Cash Flows

The following table presents key cash flow information for the six months ended June 28, 2026 and June 29, 2025:

	Six months ended
	June 28, 2026	June 29, 2025
	(Amounts in thousands)
Net cash from operating activities	$152,695	$8,944
Net cash from (for) investing activities	108,398	(308,079)
Net cash (for) from financing activities	(218,014)	323,742
Effect of exchange rate on cash and cash equivalents	315	(395)
Net increase in cash and cash equivalents	$43,394	$24,212

Net cash from operating activities for the first six months of 2026 totaled $152.7 million, an increase of $143.8 million compared with the same period in the prior year. The increase was primarily due to higher earnings, favorable working capital largely driven by payment timing and less merger integration related costs.

Net cash from investing activities for the first six months of 2026 totaled $108.4 million, an increase of $416.5 million compared with net cash for investing activities for the same period in the prior year. The increase was due to proceeds from the 2026 Sale Transaction and a planned reduction in capital expenditures in the current period, particularly for marketable rides and attractions.

Net cash for financing activities for the first six months of 2026 totaled $218.0 million, an increase of $541.8 million compared with net cash from financing activities for the same period in the prior year. The increase was primarily attributable to lower revolving credit facility borrowings in the current year and the additional $500 million of incremental term debt facility borrowings in the prior year offset by the redemption of the 2025 Six Notes in the prior year.

Contractual Obligations
As of June 28, 2026, the Company's primary contractual obligations consisted of outstanding long-term debt agreements and related interest, certain obligations pertaining to the Partnership Parks (see Note 7 to the accompanying consolidated financial statements), and various commitments under lease agreements. The Company has also committed to certain capital expenditures, most of which will be paid within twelve months, and license commitments through 2034. Before reduction for debt issuance costs, original issue discount and acquisition fair value layers, the Company's long-term debt agreements as of June 28, 2026 consisted of the following:

•$1.48 billion of senior secured term debt, maturing in May 2031 under the 2024 Credit Agreement, as amended. Amortization payments of $15.0 million per year, paid in equal quarterly installments, are required to be made on the term debt. The term debt bears interest at a rate equal to SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum. There was $15.0 million of current maturities outstanding and payable within the next twelve months as of June 28, 2026 related to the senior secured term debt facility.

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

•$1.00 billion of 8.625% senior unsecured notes, maturing in January 2032. Interest is payable under the 2032 senior notes semi-annually in January and July.

•$90 million of borrowings under the $850 million senior secured revolving credit facility under the 2024 Credit Agreement, as amended. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on July 1, 2029, subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $57.2 million as of June 28, 2026, the Company had $702.8 million of availability under the revolving credit facility. Letters of credit are primarily in place to backstop insurance arrangements.

With respect to the revolving credit facility only, the 2024 Credit Agreement, as amended, includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter. The maximum Net First Lien Leverage Ratio is 5.0x beginning with the test period ending on or about December 31, 2025, with step-downs of 25 bps after every four consecutive quarters, culminating at 4.5x beginning with the test period ending on or about December 31, 2027. The Company was in compliance with the financial maintenance covenant as of June 28, 2026.

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

Pursuant to the terms of the indentures governing the Company's senior notes, if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indentures governing the 2028 senior notes, 2029 senior notes and 2031 Six Notes) or the pro forma Net Total Leverage Ratio (as defined in the 2032 senior notes and the 2032 Six Notes) is less than or equal to 5.50x, the Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio and pro forma Net Total Leverage Ratio were greater than 5.50x as of June 28, 2026.

Financial and Non-Financial Disclosure About Issuers and Guarantors of Registered Senior Notes
Two tranches of fixed rate senior notes outstanding as of June 28, 2026 were registered under the Securities Act of 1933: the 2028 and 2029 senior notes, or the "registered senior notes". The Company, Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the registered senior notes. Substantially concurrently with the closing and in connection with the Mergers, the Company entered into supplemental indentures to assume all of Former Cedar Fair's obligations under the indentures governing the registered senior notes. Pursuant to the supplemental indentures, each of the Former Six Flags subsidiary guarantors under the 2024 Credit Agreement agreed to fully and unconditionally guarantee the registered senior notes. As a result, the registered senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of the Company (other than the co-issuers) that guarantees the credit facilities under the 2024 Credit Agreement, as amended. A full listing of the issuers and guarantors of the registered senior notes can be found within Exhibit 22.

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

The following tables provide summarized financial information for each of the co-issuers and guarantors of the registered senior notes (the "Obligor Group") as of June 28, 2026 and December 31, 2025. Each entity that was a co-issuer of the registered senior notes is presented separately. The subsidiaries that guaranteed the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries were not eliminated. Certain subsidiaries did not guarantee the credit facilities or senior notes (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany receivables from non-guarantors of $134.5 million and $188.3 million as of June 28, 2026 and December 31, 2025, respectively.

Summarized Financial Information (In thousands)	Six Flags Entertainment Corporation	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of June 28, 2026
Current Assets	$311,231	$242,882	$56,479	$1,005,162	$2,170,006
Non-Current Assets	2,228,541	2,947,569	807,811	1,182,155	6,109,808
Current Liabilities	8,322	2,430,052	45,430	374,292	1,148,574
Non-Current Liabilities	2,971,150	—	339,428	1,927,309	438,343

Balance as of December 31, 2025
Current Assets	$59,668	$2,111	$56,479	$887,723	$1,820,677
Non-Current Assets	3,439,598	2,811,157	781,219	1,402,519	4,015,427
Current Liabilities	338,597	2,204,997	22,285	221,884	245,819
Non-Current Liabilities	2,942,007	12,648	363,109	2,129,633	437,733

Six Months Ended June 28, 2026
Net revenues	$128	$—	$40,888	$448,280	$463,903
Operating (loss) income	(41,152)	(635)	(2,717)	224,207	(384,868)
Net (loss) income	(401,844)	138,276	23,044	96,455	(262,959)

Twelve Months Ended December 31, 2025
Net revenues	$—	$416	$158,708	$1,331,570	$1,239,646
Operating (loss) income	(12,255)	(699,605)	53,902	761,762	(1,131,531)
Net (loss) income	(1,131,755)	3,573	110,407	510,909	(515,965)

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

As of June 28, 2026, variable rate debt included $1,477 million of senior secured term loan facility borrowings and borrowings under an $850 million revolving credit facility under the 2024 Credit Agreement, as amended. Assuming the outstanding senior secured term loan facility borrowings and the daily average balance over the past twelve months on revolving credit borrowings of approximately $227.2 million, a hypothetical 100 bps increase in 30-day SOFR on the variable-rate debt would lead to an increase of approximately $17.0 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar and Mexican peso would have resulted in a $0.1 million decrease in operating loss contributed to the Company's six month results ended June 28, 2026.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
As of June 28, 2026, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 28, 2026.

(b)Changes in Internal Control Over Financial Reporting -
There have been no changes to the Company's internal control over financial reporting during the quarter ended June 28, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 1 - "Description of the Business and Significant Accounting Policies - Contingencies" for a description of the Company's legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of common stock during the three months ended June 28, 2026:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 30 - April 30	7,250	$17.50	—	—
May 1 - May 31	375	$17.61	—	—
June 1 - June 28	15,233	$22.18	—	—
Total	22,858	$20.62	—	—

(1)All shares purchased were repurchased by the Company in satisfaction of tax obligations related to the vesting of restricted stock which was granted under the Company's outstanding omnibus incentive plans.

ITEM 5. OTHER INFORMATION
(a)    Not applicable.

(b)    Not applicable.

(c)    During the three months ended June 28, 2026, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1	Separation letter agreement, dated May 18, 2026, by and with Six Flags Entertainment Corporation and Brian Nurse.
10.2	Separation letter agreement, dated May 20, 2026, by and with Six Flags Entertainment Corporation and Christian Dieckmann.
10.3	Separation letter agreement, dated May 22, 2026, by and with Six Flags Entertainment Corporation and Brian Witherow.
10.4	Second Amendment to Employment Agreement, dated June 25, 2026, between Six Flags Entertainment Corporation and Tim Fisher.
10.5	Employment Agreement, dated May 6, 2026, by and between Six Flags Entertainment Corporation and Christopher Bennett.
10.6	Employment Agreement, dated May 6, 2026, by and between Six Flags Entertainment Corporation and Amy Martin Ziegenfuss.
10.7	Employment Agreement, dated May 21, 2026, by and between Six Flags Entertainment Corporation and Ashok Walia.
10.8	Employment Agreement, dated July 1, 2026, by and between Six Flags Entertainment Corporation and Mark Pauls.
10.9	2024 Omnibus Incentive Plan Form of Restricted Stock Unit Agreement and Declaration (2026 Employment Agreement/Severance Plan Version).
10.10	2024 Omnibus Incentive Plan Form of Short-Term Incentive Program Award Agreement (2026 Employment Agreement Version).
10.11	2024 Omnibus Incentive Plan Form of Short-Term Incentive Program Award Agreement (2026 Severance Plan Version).
10.12
Cooperation Agreement, by and between Six Flags Entertainment Corporation and H Partners Capital Management, LLC, dated as of May 19, 2026. Incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K (File No. 001-42157) filed on May 20, 2026.

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
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2026 formatted in Inline XBRL: (i) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (ii) the Unaudited Consolidated Balance Sheets, (iii) the Unaudited Consolidated Statements of Cash Flow, (iv) the Unaudited Consolidated Statements of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2026 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	August 6, 2026	/s/ John Reilly
John Reilly
President and Chief Executive Officer

Date:	August 6, 2026	/s/ Ash Walia
Ash Walia
Chief Financial Officer