Form 10-Q
period 2026-09-27
Six Flags Entertainment Corporation/NEW
filed 2026-11-05
CIK 1999001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2026
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
1000 Ballpark Way, Suite 400, Arlington, Texas 76011
(Address of principal executive offices) (Zip Code)
(972) 595-5000
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	Shares Outstanding as of October 30, 2026
Common Stock, par value $0.01 per share	102,309,821
Page 1 of 40 pages

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q CONTENTS

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 27, 2026	December 31, 2025	September 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$267,858	$91,134	$70,683
Receivables	141,154	160,283	195,614
Litigation recoveries	10,125	48,900	56,250
Income tax receivables	260	54,360	39,459
Escrow receivables	38,425	—	—
Inventories	71,449	68,537	84,921
Other current assets	59,218	49,654	53,692
	588,489	472,868	500,619
Property and equipment, gross	6,891,955	7,350,144	7,318,003
Accumulated depreciation	(2,993,459)	(3,055,385)	(2,953,376)
Property and equipment, net	3,898,496	4,294,759	4,364,627
Goodwill	1,459,385	2,071,680	2,064,541
Other intangibles, net	621,436	722,493	722,314
Right-of-use assets	156,157	214,986	215,095
Other assets	33,309	22,416	22,290
	$6,757,272	$7,799,202	$7,889,486
LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$15,038	$15,038	$15,038
Accounts payable	120,005	74,181	117,552
Deferred revenue	299,197	293,061	333,096
Accrued interest	84,030	47,413	93,805
Accrued taxes	40,681	35,668	44,236
Accrued salaries, wages and benefits	52,514	45,807	47,400
Self-insurance reserves	54,909	51,335	56,908
Litigation reserves	10,755	55,465	64,315
Current NCI call option liability	358,745	—	—
Other accrued liabilities	99,247	67,150	87,986
	1,135,121	685,118	860,336
Deferred tax liabilities	421,481	488,713	456,507
Lease liabilities	156,244	219,290	214,185
NCI call option liability	—	323,902	316,370
Non-current deferred revenue	32,142	17,705	32,264
Non-current self-insurance reserves	106,871	99,555	100,694
Other liabilities	24,262	14,043	35,586
Long-term debt:
Revolving credit loans	—	258,386	97,361
Term debt	1,440,935	1,445,809	1,453,308
Notes	3,450,153	3,461,877	3,461,264
	4,891,088	5,166,072	5,011,933
Commitments and contingencies (Note 1)
Redeemable non-controlling interests	239,651	235,047	247,297
Equity:
Common stock, $0.01 par value; 400,000 shares authorized; 107,745 shares issued and 102,312 shares outstanding as of September 27, 2026 (107,128 and 101,696 shares as of December 31, 2025 and 106,692 and 101,259 shares as of September 28, 2025, respectively)	1,023	1,017	1,013
Additional paid-in-capital	2,266,822	2,245,553	2,226,836
Accumulated deficit	(2,600,710)	(1,763,369)	(1,670,985)
Accumulated other comprehensive income	83,277	66,556	57,450
	(249,588)	549,757	614,314
	$6,757,272	$7,799,202	$7,889,486
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net revenues:
Admissions	$583,520	$664,647	$1,138,284	$1,256,832
Food, merchandise and games	394,013	443,126	775,462	832,129
Accommodations, extra-charge products and other	195,545	209,980	349,878	361,239
	1,173,078	1,317,753	2,263,624	2,450,200
Costs and expenses:
Cost of food, merchandise, and games revenues	96,163	111,195	192,723	213,618
Operating expenses	498,202	549,340	1,203,871	1,348,940
Selling, general and administrative	82,411	111,834	286,442	332,441
Depreciation and amortization	102,486	128,053	317,610	365,011
Loss on retirement of fixed assets, net	2,782	2,797	19,105	21,413
Loss on impairment of fixed assets	9,029	—	9,029	—
Loss on impairment of goodwill and other intangibles	678,667	1,518,099	717,307	1,518,099
Loss on disposal group	3,189	—	41,027	—
Loss on other assets	—	—	—	791
	1,472,929	2,421,318	2,787,114	3,800,313
Operating loss	(299,851)	(1,103,565)	(523,490)	(1,350,113)
Interest expense, net	89,634	91,056	286,614	270,500
Loss on early debt extinguishment	—	—	4,053	—
Other expense (income), net	2,184	5,954	14,601	(15,011)
Loss before taxes	(391,669)	(1,200,575)	(828,758)	(1,605,602)
Benefit for taxes	(50,633)	(38,043)	(41,586)	(148,520)
Net loss	(341,036)	(1,162,532)	(787,172)	(1,457,082)
Net income attributable to non-controlling interests	25,085	24,816	50,169	49,632
Net loss attributable to Six Flags Entertainment Corporation	$(366,121)	$(1,187,348)	$(837,341)	$(1,506,714)

Net loss	$(341,036)	$(1,162,532)	$(787,172)	$(1,457,082)
Other comprehensive (loss) income, (net of tax):
Foreign currency translation	(4,836)	14,602	16,721	59,730
Defined benefit retirement plan	—	(409)	—	—
Other comprehensive (loss) income, (net of tax)	(4,836)	14,193	16,721	59,730
Comprehensive loss	(345,872)	(1,148,339)	(770,451)	(1,397,352)
Comprehensive income attributable to non-controlling interests	25,085	24,816	50,169	49,632
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(370,957)	$(1,173,155)	$(820,620)	$(1,446,984)

Weighted average shares of common stock outstanding (See Note 10)
Basic	101,868	100,884	101,697	100,546
Diluted	101,868	100,884	101,697	100,546

Loss attributable to Six Flags Entertainment Corporation per share of common stock outstanding (See Note 10)
Basic	$(3.59)	$(11.77)	$(8.23)	$(14.99)
Diluted	$(3.59)	$(11.77)	$(8.23)	$(14.99)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

For the three months ended	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of June 29, 2025	101,254	$1,013	$2,214,168	$(483,637)	$43,257	$1,774,801
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(1,187,348)	—	(1,187,348)
Equity-based compensation	5	—	12,668	—	—	12,668
Foreign currency translation adjustment	—	—	—	—	14,602	14,602
Defined benefit retirement plan	—	—	—	—	(409)	(409)
Balance as of September 28, 2025	101,259	$1,013	$2,226,836	$(1,670,985)	$57,450	$614,314

Balance as of June 28, 2026	102,313	$1,023	$2,260,180	$(2,234,589)	$88,113	$114,727
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(366,121)	—	(366,121)
Equity-based compensation	(1)	—	6,642	—	—	6,642
Foreign currency translation adjustment	—	—	—	—	(4,836)	(4,836)
Balance as of September 27, 2026	102,312	$1,023	$2,266,822	$(2,600,710)	$83,277	$(249,588)

For the nine months ended	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in-Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance as of December 31, 2024	100,350	$1,004	$2,207,410	$(164,271)	$(2,280)	$2,041,863
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(1,506,714)	—	(1,506,714)
Equity-based compensation	909	9	19,426	—	—	19,435
Foreign currency translation adjustment	—	—	—	—	59,730	59,730
Balance as of September 28, 2025	101,259	$1,013	$2,226,836	$(1,670,985)	$57,450	$614,314

Balance as of December 31, 2025	101,696	$1,017	$2,245,553	$(1,763,369)	$66,556	$549,757
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(837,341)	—	(837,341)
Equity-based compensation	616	6	21,269	—	—	21,275
Foreign currency translation adjustment	—	—	—	—	16,721	16,721
Balance as of September 27, 2026	102,312	$1,023	$2,266,822	$(2,600,710)	$83,277	$(249,588)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

SIX FLAGS ENTERTAINMENT CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended
	September 27, 2026	September 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(787,172)	$(1,457,082)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	317,610	365,011
Loss on early debt extinguishment	4,053	—
Loss on impairment of goodwill and other intangibles	717,307	1,518,099
Non-cash loss on disposal group	21,028	—
Non-cash foreign currency loss (gain) on USD notes	11,460	(10,452)
Non-cash equity based compensation expense	31,969	40,962
Deferred income tax benefit	(68,335)	(163,683)
Interest accretion on NCI call option liability	34,843	27,239
Other non-cash expenses	26,708	11,009
Changes in assets and liabilities:
(Increase) decrease in receivables	55,240	(86,342)
(Increase) decrease in inventories	(10,238)	(12,760)
(Increase) decrease in other assets	(9,151)	(5,907)
Increase (decrease) in accounts payable	33,678	24,227
Increase (decrease) in deferred revenue	43,115	54,716
Increase (decrease) in accrued interest	36,641	39,434
Increase (decrease) in accrued taxes and income tax receivables	58,418	(17,407)
Increase (decrease) in accrued salaries, wages and benefits	3,022	(4,238)
Increase (decrease) in self-insurance reserves	10,937	26,763
Increase (decrease) in other liabilities	(32,682)	15,551
Net cash from operating activities	498,451	365,140
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Capital expenditures	(241,197)	(408,075)
Proceeds from sale of parks	257,749	—
Net cash from (for) investing activities	16,552	(408,075)
CASH FLOWS (FOR) FROM FINANCING ACTIVITIES
Net borrowings on revolving credit loans	(272,000)	(203,000)
Term debt borrowings	—	500,000
Note borrowings	1,000,000	—
Term debt payments	(7,516)	(6,259)
Note payments	(1,000,000)	(200,000)
Payment of debt issuance costs	(17,664)	(3,986)
Payments related to tax withholding for equity compensation	(7,249)	(21,596)
Purchase of redeemable non-controlling interests	(7,578)	(7,794)
Distributions to non-controlling interests	(25,084)	(24,816)
Other	—	82
Net cash (for) from financing activities	(337,091)	32,631
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,188)	(2,187)
CASH AND CASH EQUIVALENTS
Net increase (decrease) for the period	176,724	(12,491)
Balance, beginning of period	91,134	83,174
Balance, end of period	$267,858	$70,683
SUPPLEMENTAL INFORMATION
Cash payments for interest	$220,425	$206,628
Interest capitalized	6,954	7,976
Net cash (refunds) payments for income taxes	(33,711)	35,650
Capital expenditures in accounts payable	23,253	19,883
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

Contingencies
From time to time, the Company is a party to various claims and lawsuits in the normal course of business. In the opinion of management, none of these matters are expected to have a material effect in the aggregate on the unaudited consolidated financial statements, business, financial condition or results of operations.
Commissioner of Competition v. Canada's Wonderland Company
Canada's Wonderland Company (“Canada’s Wonderland”) is respondent to an application filed by the Commissioner of Competition (the “Commissioner”) on May 5, 2025 with the Competition Tribunal of Canada. In the application, the Commissioner alleges that Canada’s Wonderland is in violation of the Competition Act, RSC 1985, c C-34 (the "Act") by engaging in a deceptive marketing practice ("drip pricing") related to its processing fees for online transactions, by advertising ticket and product prices online that exclude mandatory processing fees. The Commissioner seeks certain relief from the Competition Tribunal, including an order requiring payment of an unspecified administrative monetary penalty and an order requiring payment of an unspecified amount to be distributed among consumers. On June 19, 2025, Canada’s Wonderland filed a response denying the allegations in the Commissioner’s application. In March 2026, Canada’s Wonderland and the Commissioner participated in a mediation relating to the claims alleged in the application, and did not reach a settlement or resolution at the mediation. The Evidentiary Hearing occurred in September 2026, and Oral Arguments occurred in September 2026 and October 2026.

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

Reclassifications
The Company reclassified a $29.0 million tax refund receivable from "(Increase) decrease in receivables" to "Increase (decrease) in accrued taxes and income tax receivables" in the unaudited consolidated statement of cash flows for the nine months ended September 28, 2025 to conform with the current period presentation. The reclassification had no impact on net cash from (for) operating activities, investing activities, or financing activities, or on the unaudited consolidated balance sheets, consolidated statements of operations, or consolidated statements of equity.

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

Goodwill is primarily attributable to expected synergies from combining the operations of Former Cedar Fair and Former Six Flags, as well as intangible assets that do not qualify for separate recognition. The majority of Goodwill is not deductible for tax purposes. Goodwill has been allocated based on the business enterprise values of each of the Former Six Flags properties. Goodwill was subsequently impaired during the third quarter of 2026 and the third quarter of 2025 (see Note 5 to the accompanying unaudited consolidated financial statements).

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

Of the $293.1 million of current deferred revenue recorded as of January 1, 2026, 89% was related to season-long products. The remainder was related to deferred online transaction fees charged to customers, advanced ticket sales including group events, prepaid games cards and gift cards, sponsorships, advanced resort reservations and other deferred revenue. Approximately $240 million of the current deferred revenue balance as of January 1, 2026 was recognized during the nine months ended September 27, 2026.

As of September 27, 2026 and September 28, 2025, $32.1 million and $32.3 million of non-current deferred revenue was recorded, respectively. A portion of deferred revenue is typically classified as non-current during the third quarter related to season-long products sold in the current season for use in the subsequent season. Season-long products are typically sold beginning in July or August of the year preceding the operating season. Season-long products may subsequently be recognized 12 to 17 months after purchase depending on the date of sale. The number of uses expected outside of the next 12 months for each type of product is estimated, and the related deferred revenue is classified as "Non-current deferred revenue" in the unaudited consolidated balance sheets. As of September 27, 2026 and September 28, 2025, $18.5 million and $25.1 million was recorded, respectively, related to the non-current portion of season-long products purchased for the subsequent operating season. The remaining non-current deferred revenue balances as of the dates presented primarily represented prepaid lease payments for a portion of the California's Great America parking lot, sponsorship deferred revenue, and $10.0 million of COVID-19 related benefits as of September 27, 2026. The prepaid lease payments are being recognized through 2027, or through the sale-leaseback period for the land under California's Great America. The sponsorship deferred revenue is being recognized through 2029, and the COVID-19 related benefits are being recognized through 2032.

Payment is due immediately on the transaction date for most products. The receivable balance includes outstanding amounts on the non-cancelable period for membership products, installment plans on season pass products at certain parks, and sales to retailers, group sales and catering activities which are billed. Installment purchase plans vary in length from three monthly installments to 12 monthly installments. Payment terms for billings are typically net 30 days. Receivables in a typical operating year are highest in the peak summer months and lowest in the winter months. The Company is not exposed to a significant concentration of customer credit risk. As of September 27, 2026, December 31, 2025 and September 28, 2025, a $32.1 million, $12.0 million and $33.7 million allowance for doubtful accounts was recorded, respectively, representing estimated defaults on the non-cancelable period for membership products and installment purchase plans. The default estimate is calculated using historical default rates adjusted for current period trends. The allowance for doubtful accounts is recorded as a reduction of deferred revenue to the extent revenue has not been recognized on the corresponding season-long products.

(4) Long-Lived Assets:
As of September 27, 2026, December 31, 2025, and September 28, 2025, property and equipment was classified as follows:

(In thousands)	September 27, 2026	December 31, 2025	September 28, 2025

Land	$765,654	$805,958	$804,830
Land improvements	850,961	906,932	883,734
Buildings	1,411,414	1,545,380	1,545,616
Rides and equipment	3,700,622	3,926,345	3,939,158
Construction in progress	163,304	165,529	144,665
Property and equipment, gross	6,891,955	7,350,144	7,318,003
Accumulated depreciation	(2,993,459)	(3,055,385)	(2,953,376)
Property and equipment, net	$3,898,496	$4,294,759	$4,364,627

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

On March 5, 2026, the Company entered into definitive agreements to sell seven of its parks to EPR Properties, a Maryland real estate investment trust, and its operators for a combined aggregate purchase price of $331.4 million in cash, subject to customary working capital and other closing adjustments estimated to total approximately $35 million (the "2026 Sale Transaction"). The seven parks include: Worlds of Fun, Michigan's Adventure, Valleyfair, Six Flags Great Escape, Schlitterbahn Waterpark Galveston and Six Flags St. Louis in the US and Six Flags La Ronde in Canada. The 2026 Sale Transaction was structured as a sale of 100% of the outstanding equity interests of the subsidiaries that hold the agreed upon assets and liabilities (the "disposal group"). The sale of the US properties closed on April 6, 2026 and the sale of the Canadian property closed on May 15, 2026.

In conjunction with the 2026 Sale Transaction, the Company recognized a $41.0 million loss equal to the amount by which the purchase price, adjusted for working capital and other closing related adjustments, was less than the net book value of the assets and liabilities in the disposal group. The loss was recorded within "Loss on disposal group" in the unaudited consolidated statements of operations and comprehensive loss. The loss assumes the Company is a secondary guarantor in the lease agreement related to the La Ronde land with an approximate fair value of $13.4 million (the "La Ronde Guarantee"). If the secondary guarantee is terminated and released at a later date, the total loss recorded will be reduced by the fair value of this guarantee agreement. The seven parks were included within the Company's single reportable segment of amusement and water parks with accompanying resort facilities.

During the third quarter of 2026, the Company revised its long-term forecast to reflect changes in expected future operating cash flows. These revisions, together with a decline in the Company's share price relative to its industry peers, indicated that the carrying amounts of long-lived assets might not be recoverable. Therefore, the Company tested its long-lived assets for recoverability in connection with the preparation of the financial statements for the third quarter of 2026 and determined that the carrying amounts of certain assets were not recoverable. As a result, the Company recognized a $9.0 million impairment loss, representing the amount by which the carrying amounts of those assets exceeded their fair value. The loss is included in "Loss on impairment of fixed assets" in the unaudited consolidated statements of operations and comprehensive loss. Fair value was determined using the cost approach.

(5) Goodwill and Other Intangible Assets:
Changes in the carrying value of goodwill for the nine months ended September 27, 2026 and September 28, 2025 were:

(In thousands)	Gross Goodwill	Accumulated Impairment Losses	Net Goodwill
Balance as of December 31, 2025	$3,630,952	$(1,559,272)	$2,071,680
Impairment	—	(615,860)	(615,860)
Foreign currency translation	3,565	—	3,565
Balance as of September 27, 2026	$3,634,517	$(2,175,132)	$1,459,385

Balance as of December 31, 2024	$3,512,782	$(216,259)	$3,296,523
Mergers	64,711	—	64,711
Impairment	—	(1,343,013)	(1,343,013)
Foreign currency translation	46,320	—	46,320
Balance as of September 28, 2025	$3,623,813	$(1,559,272)	$2,064,541

As of September 27, 2026, December 31, 2025, and September 28, 2025, other intangible assets consisted of the following:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 27, 2026
Trade names (1)	$621,746	$(538)	$621,208
License / franchise agreements	708	(480)	228
Total other intangible assets	$622,454	$(1,018)	$621,436

December 31, 2025
Trade names (1)	$722,702	$(444)	$722,258
License / franchise agreements	709	(474)	235
Total other intangible assets	$723,411	$(918)	$722,493

September 28, 2025
Trade names (1)	$722,484	$(434)	$722,050
License / franchise agreements	1,149	(885)	264
Total other intangible assets	$723,633	$(1,319)	$722,314
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

During the third quarter of 2026, the Company revised its long-term forecast to reflect changes in expected future operating cash flows. These revisions, together with a decline in the Company's share price relative to its industry peers, were impairment indicators which required the Company to test certain reporting units and trade names for impairment in connection with the preparation of the financial statements for the third quarter of 2026. Management concluded the estimated fair value of the Six Flags Great Adventure, Six Flags Magic Mountain, Six Flags Mexico, Six Flags New England, Six Flags Over Georgia and Six Flags Over Texas reporting units no longer exceeded their carrying values resulting in impairment charges recorded as of the third quarter of 2026 of $88.3 million, $149.6 million, $28.7 million, $99.1 million, $54.8 million and $196.3 million, respectively. Management also concluded the estimated fair value of the Six Flags trade name no longer exceeded its carrying value resulting in an impairment charge recorded as of the third quarter of 2026 of $61.9 million. The impairment charges were equal to the amount by which the carrying amounts exceeded fair value and were recorded in "Loss on impairment of goodwill and other intangibles" within the unaudited consolidated statements of operations and comprehensive loss. The Six Flags Great America reporting unit's fair value exceeded its carrying value by less than 10%. If future operating results do not meet expectations, the goodwill assigned to this reporting unit may become impaired.

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

(6) Long-Term Debt:
Long-term debt as of September 27, 2026, December 31, 2025, and September 28, 2025 consisted of the following:

(In thousands)	September 27, 2026	December 31, 2025	September 28, 2025

Revolving credit facility averaging 5.7% YTD 2026, 6.4% in 2025 and 6.4% YTD 2025	$—	$272,000	$112,000
Term loan averaging 5.7% YTD 2026, 6.3% in 2025 and 6.3% YTD 2025	1,473,703	1,481,221	1,488,740
Notes
2027 senior unsecured notes at 5.375%	—	500,000	500,000
2027 senior unsecured notes at 5.500%	—	500,000	500,000
2028 senior unsecured notes at 6.500%	300,000	300,000	300,000
2029 senior unsecured notes at 5.250%	500,000	500,000	500,000
2031 senior unsecured notes at 7.250%	800,000	800,000	800,000
2032 senior secured notes at 6.625%	850,000	850,000	850,000
2032 senior unsecured notes at 8.625%	1,000,000	—	—
	4,923,703	5,203,221	5,050,740
Less current portion	(15,038)	(15,038)	(15,038)
	4,908,665	5,188,183	5,035,702
Less debt issuance costs and original issue discount	(38,700)	(43,336)	(45,351)
Plus acquisition fair value layers	21,123	21,225	21,582
Long-term debt	$4,891,088	$5,166,072	$5,011,933

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

There were no outstanding borrowings under the revolving credit facility as of September 27, 2026. The 2024 Credit Agreement, as amended, also provides for the issuance of documentary and standby letters of credit. After letters of credit totaling $57.2 million, the Company had $792.8 million of availability under its revolving credit facility as of September 27, 2026.

Substantially all of the Company's subsidiaries are either borrowers or guarantors under the 2024 Credit Agreement, except for the Partnership Park subsidiaries, the Mexican subsidiaries and the former La Ronde subsidiaries. The facilities provided under the 2024 Credit Agreement are collateralized by substantially all of the Company's assets, except for the assets within the Partnership Park subsidiaries, the Mexican subsidiaries and the former La Ronde subsidiaries, subject to customary exceptions set forth in the 2024 Credit Agreement, as amended.

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

In connection with the Mergers, the Company assumed all of Former Six Flags' obligations under its outstanding notes, which included $800 million of 7.250% senior unsecured notes due 2031 ("2031 Six Notes") and $850 million of 6.625% senior secured notes due 2032 ("2032 Six Notes"). Interest is payable under the 2031 Six Notes and 2032 Six Notes semi-annually in May and November, with the principal due in full on May 15, 2031 and May 1, 2032, respectively.

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

The senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of the Company (other than co-issuers) that guarantees the credit facilities under the 2024 Credit Agreement, as amended. Substantially all of the Company's assets are collateralized under the indentures to the 2032 Six Notes, except for the assets within the Partnership Park subsidiaries, the Mexican subsidiaries and the former La Ronde subsidiaries.

As market conditions warrant, the Company may from time to time repurchase outstanding debt securities in privately negotiated or open market transactions, by tender offer, exchange offer or otherwise.

Covenants
With respect to the revolving credit facility only, the 2024 Credit Agreement, as amended, includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter. The maximum Net First Lien Leverage Ratio is 5.0x beginning with the test period ending on or about December 31, 2025, with step-downs of 25 bps after every four consecutive quarters, culminating at 4.5x beginning with the test period ending on or about December 31, 2027. The Company was in compliance with the financial maintenance covenant as of September 27, 2026.

The 2024 Credit Agreement, as amended, and fixed rate note agreements include restricted payment provisions, which limit the Company's ability to pay dividends. Under the 2024 Credit Agreement, as amended, if the pro forma Net Secured Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 3.00x, the Company can make unlimited restricted payments so long as no event of default has occurred and is continuing. If the pro forma Net Total Leverage Ratio (as defined in the 2024 Credit Agreement) is less than or equal to 5.25x, the Company can make restricted payments up to the then-available Cumulative Credit (as defined in the 2024 Credit Agreement), so long as no event of default has occurred and is continuing. Irrespective of any leverage calculations, the Company can make restricted payments not to exceed the greater of 7.0% of Market Capitalization (as defined in the 2024 Credit Agreement) and $200 million annually.

Pursuant to the terms of the indentures governing the Company's senior notes, if the pro forma Total Indebtedness to Consolidated Cash Flow Ratio (as defined in the indentures governing the 2028 senior notes, 2029 senior notes and 2031 Six Notes) or the pro forma Net Total Leverage Ratio (as defined in the 2032 senior notes and the 2032 Six Notes) is less than or equal to 5.50x, the Company can make restricted payments up to its restricted payment pool so long as no default or event of default has occurred and is continuing or would occur as a consequence thereof. The Company's pro forma Total Indebtedness to Consolidated Cash Flow Ratio and pro forma Net Total Leverage Ratio were greater than 5.50x as of September 27, 2026.

(7) Non-Controlling Interests
In connection with the Mergers, the Company assumed certain obligations regarding Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG"), and Six Flags Over Texas ("SFOT", and together with SFOG, the "Partnership Parks"). The Partnership Parks are not wholly owned, but the Partnership Parks are consolidated as subsidiaries in the consolidated financial statements as it has been determined that the Company has the power to direct the activities of those entities that most significantly impact the entities' economic performance, and the Company has the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in SFOT are recorded as "Redeemable non-controlling interests" within the unaudited consolidated balance sheet. Following the notification of the Company's intent to exercise the End-of-Term Option related to SFOG as further described below, the redeemable non-controlling interests related to SFOG are recorded as a liability, specifically "Current NCI call option liability" and "NCI call option liability", within the unaudited consolidated balance sheets. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is recorded as "Net income attributable to non-controlling interests" within the unaudited consolidated statements of operations and comprehensive loss. Obligations related to the Partnership Parks continue until 2027. Such obligations include:

(i) Minimum annual distributions of approximately $93.5 million in 2026 (subject to cost of living adjustments) to the limited partners of the partnership entities (the "Georgia Partnership" with respect to SFOG and the "Texas Partnership" with respect to SFOT) that own the Partnership Parks. Based on the Company's ownership of units as of September 27, 2026, the Company's share of the distribution will be approximately $43.3 million.

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

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the specified price of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, Former Six Flags adjusted the annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the minimum price floor, the implied valuation of the Partnership Parks using the Specified Price, if determined as of September 27, 2026, was $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of September 27, 2026, the Company owned approximately 32.1% and 56.9% of the Georgia limited partner interests and Texas limited partner interests, respectively.

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

On December 17, 2024, the Company provided notice to the Georgia Partnership of its exercise of the End-of-Term Option relating to SFOG. In addition to the outstanding limited partnership interests, the Company will acquire certain related entity general partnership and managing member interests in January 2027. As of September 27, 2026, the agreed-upon value, as adjusted for CPI, would be $535.4 million for SFOG. The agreed-upon value, if determined as of September 27, 2026, multiplied by the 68.5% of units held by the limited partner for SFOG represent $367.1 million that would be required to be paid to the limited partner of SFOG at the End-of-Term Option. The actual agreed upon value of the End-of-Term Option will be further adjusted by CPI until the end of the agreement.

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

As described above and following the notification of the Company's intent to exercise the End-of-Term Option of the Georgia Partnership, the redeemable non-controlling interests related to the Georgia Partnership are classified as a liability, specifically "Current NCI call option liability" and "NCI call option liability", within the unaudited consolidated balance sheets. The liability was recorded at the net present value of the call option price as of December 31, 2024. The difference between the net present value of the call option price and the redemption value was recorded as a deemed dividend to retained earnings within the consolidated statements of equity for the year ended December 31, 2024. The liability will be accreted to the final purchase price over the remaining Georgia Partnership term. For the nine months ended September 27, 2026 and September 28, 2025, $34.8 million and $27.2 million of accretion was recorded as interest expense within the unaudited consolidated statement of operations and comprehensive loss, respectively. In addition, an accrued minimum distribution payment due to the Georgia Partnership of $12.9 million was recorded within "Other accrued liabilities" on the unaudited consolidated balance sheet as of September 27, 2026.

Changes in the carrying value of the Georgia Partnership for the nine months ended September 27, 2026 were:

(In thousands)	SFOG
Balance as of December 31, 2025	$323,902
Interest accretion	34,843
Balance as of September 27, 2026	$358,745
Changes in the carrying value of the Texas Partnership for the nine months ended September 27, 2026 were:

(In thousands)	SFOT
Balance as of December 31, 2025	$235,047
Purchase of redeemable units	(7,578)
Distributions earned by non-controlling interests	24,364
Distributions paid to non-controlling interests	(12,182)
Balance as of September 27, 2026	$239,651

(8) Income Taxes:
The Company's income tax benefit was $41.6 million for the nine months ended September 27, 2026 compared with $148.5 million for the nine months ended September 28, 2025. The effective tax rate for the nine months ended September 27, 2026 was 5.0% and 9.3% for the nine months ended September 28, 2025.

The effective tax rate for the nine months ended September 27, 2026 differed from the United States Federal statutory rate of 21% due to the impact of the impairment of goodwill, impairment charges and the loss on disposal group related to the 2026 Sale Transaction, effects of non-controlling interest distributions, accretion on the Six Flags Over Georgia call option liability, non-deductible executive compensation, state and local income taxes and tax rate differences in foreign jurisdictions.

The Company's income tax benefit was $50.6 million for the three months ended September 27, 2026 compared with $38.0 million for the three months ended September 28, 2025. The effective tax rate for the three months ended September 27, 2026 was 12.9% and 3.2% for the three months ended September 28, 2025.

The effective tax rate for the three months ended September 27, 2026 differed from the U.S. federal statutory rate of 21% primarily as a result of a revised estimated annual effective tax rate due to a reduction in forecasted annual pre-tax income as a result of reflecting the impact of the 2026 Sale Transaction, the impact of goodwill impairment, and other changes to forecasted annual pre-tax income, together with higher non-deductible executive compensation related to severance payments incurred in connection with executive leadership transitions during the period.

The Company evaluates its tax positions using a more-likely-than-not threshold, and those tax positions requiring recognition are measured at the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information. As of September 27, 2026, the Company recorded unrecognized tax benefits of $25.6 million, all of which would impact the effective tax rate if recognized and were primarily included within "Deferred tax liabilities" in the unaudited consolidated balance sheet.

The Company classifies interest and penalties attributable to income taxes as part of income tax expense. During the nine months ended September 27, 2026 and September 28, 2025, the expense recognized for interest and penalties was not material.

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

(9) Pension Benefits:
Substantially concurrently with the closing and in connection with the Mergers, the Company assumed the obligations of the Former Six Flags pension plan. Former Six Flags froze its pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes pension costs and the weighted-average assumptions used to determine net cost for the three and nine months ended September 27, 2026 and September 28, 2025. The components of net periodic (benefit) expense were included in "Other expense (income), net" in the unaudited consolidated statements of operations and comprehensive loss. The Company did not make any pension contributions during the nine month periods ended September 27, 2026 and September 28, 2025.

	Three months ended		Nine months ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Interest cost	$1,876	$1,955	$5,639	$5,894
Expected return on plan assets	(1,905)	(1,940)	(5,705)	(6,411)
Administrative fees	—	(212)	—	213
Total net periodic (benefit) expense	$(29)	$(197)	$(66)	$(304)

Discount rate	5.20%	5.40%	5.20%	5.40%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	4.85%	5.35%	4.85%	5.35%

(10) Earnings per Share:
For purposes of calculating the basic and diluted earnings per share of common stock, net loss attributable to Six Flags Entertainment Corporation for the three and nine months ended September 27, 2026 and September 28, 2025 has not been adjusted from the reported amounts. The share amounts used in calculating the basic and diluted earnings per share of common stock for the three and nine months ended September 27, 2026 and September 28, 2025 are as follows:

(In thousands, except per share amounts)	Three months ended		Nine months ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net loss attributable to Six Flags Entertainment Corporation	$(366,121)	$(1,187,348)	$(837,341)	$(1,506,714)

Basic weighted average shares of common stock	101,868	100,884	101,697	100,546
Diluted weighted average shares of common stock	101,868	100,884	101,697	100,546
Basic	$(3.59)	$(11.77)	$(8.23)	$(14.99)
Diluted	$(3.59)	$(11.77)	$(8.23)	$(14.99)

There were approximately 3.1 million antidilutive shares excluded from the computation of diluted loss per share of common stock for the three and nine months ended September 27, 2026. The antidilutive shares included 1.4 million of outstanding performance stock units, 1.3 million of outstanding restricted stock and restricted stock units, 0.3 million of outstanding stock options and 0.1 million of outstanding deferred stock units. The outstanding performance stock units included all performance stock units outstanding as of September 27, 2026 at target, or 100%. The maximum payout for 0.7 million of the outstanding performance stock units is 200%, and the maximum payout for the remaining 0.7 million of the outstanding performance stock units is 100%.

(11) Fair Value Measurements:
The table below presents the balances of assets and liabilities measured at fair value as of September 27, 2026, December 31, 2025, and September 28, 2025 on a recurring basis as well as the fair values of other financial instruments, including their locations within the unaudited consolidated balance sheets:

(In thousands)	Balance Sheet Location	Fair Value Hierarchy Level	September 27, 2026		December 31, 2025		September 28, 2025
			Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets (liabilities) measured on a recurring basis:
Short-term investments	Other current assets	Level 1	$177	$177	$193	$193	$249	$249
Other assets (liabilities):
Term debt	Long-Term Debt (1)	Level 2	$(1,473,703)	$(1,453,440)	$(1,481,221)	$(1,466,720)	$(1,488,740)	$(1,480,373)
2027 notes at 5.375%	Long-Term Debt (1)	Level 1	—	—	$(500,000)	$(497,650)	$(500,000)	$(499,590)
2027 notes at 5.500%	Long-Term Debt (1)	Level 2	—	—	$(500,000)	$(498,635)	$(500,000)	$(499,900)
2028 notes at 6.500%	Long-Term Debt (1)	Level 1	$(300,000)	$(298,125)	$(300,000)	$(293,907)	$(300,000)	$(300,750)
2029 notes at 5.250%	Long-Term Debt (1)	Level 1	$(500,000)	$(469,375)	$(500,000)	$(466,145)	$(500,000)	$(484,375)
2031 notes at 7.250%	Long-Term Debt (1)	Level 2	$(800,000)	$(740,000)	$(800,000)	$(769,000)	$(800,000)	$(800,000)
2032 notes at 6.625%	Long-Term Debt (1)	Level 2	$(850,000)	$(830,875)	$(850,000)	$(858,526)	$(850,000)	$(865,938)
2032 notes at 8.625%	Long-Term Debt (1)	Level 2	$(1,000,000)	$(942,500)	—	—	—	—
(1)Carrying values of long-term debt balances are before reductions for (1) current maturities of long-term debt of $15.0 million as of September 27, 2026, December 31, 2025 and September 28, 2025; (2) debt issuance costs and original issue discount of $38.7 million, $43.3 million and $45.4 million as of September 27, 2026, December 31, 2025 and September 28, 2025, respectively; and (3) acquisition fair value layers of $21.1 million, $21.2 million and $21.6 million as of September 27, 2026, December 31, 2025 and September 28, 2025, respectively.

Certain assets were measured at fair value on a non-recurring basis in connection with the Company's impairment assessments, including certain reporting units, trade names and long-lived assets during the third quarter of 2026, the first quarter of 2026, and the third quarter of 2025 (see Note 4 and Note 5 to the accompanying consolidated financial statements); and the 2026 Sale Transaction during the first quarter of 2026 (see Note 4 to the accompanying consolidated financial statements). The fair value determination for the disposal group, reporting units, indefinite-lived intangible assets and long-lived assets included numerous assumptions based on Level 3 inputs. The fair value of the disposal group was calculated based on the estimated purchase price adjusted for working capital and other closing adjustments, as well as the fair value of the La Ronde Guarantee. The fair value of the La Ronde Guarantee was calculated using a credit spread analysis of which the primary assumptions included the related lease payments, estimated discount rates for the involved parties, and rated yield curves. The fair value of the reporting units was established using an income (discounted cash flow) approach of which the primary assumptions included growth rates in revenues and costs, estimates of future expected changes in operating margins and cash expenditures, terminal value growth rates, future estimates of capital expenditures, changes in future working capital requirements, and a discount rate based on a weighted-average cost of capital that reflected current market conditions. The fair value of the indefinite-lived intangible assets was determined using a relief-from-royalty method of which the principal assumptions included royalty rates, growth rates in revenues, estimates of future expected changes in operating margins, and a discount rate based on a weighted-average cost of capital that reflected current market conditions. The fair value of long-lived assets was determined using the cost approach. Significant assumptions in the cost approach include replacement cost, reproduction cost, depreciation, physical deterioration, functional obsolescence and economic obsolescence of the assets.

The carrying value of cash and cash equivalents, revolving credit loans, accounts receivable, accounts payable, and accrued liabilities approximates fair value because of the short maturity of these instruments. There were no other assets measured at fair value on a non-recurring basis as of September 27, 2026, December 31, 2025 or September 28, 2025. The net plan asset for the Former Six Flags pension plan is measured at fair value annually.

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

	Three months ended		Nine months ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net revenues	$1,173,078	$1,317,753	$2,263,624	$2,450,200
Significant expense categories
Cost of food, merchandise and games revenues	96,163	111,195	192,729	212,515
Other revenue driven costs (1)	34,492	36,846	70,220	75,422
Labor (2)	294,594	344,466	718,768	817,310
Other segment expenses (3)	254,660	270,558	668,704	718,437
Adjusted EBITDA	493,169	554,688	613,203	626,516
Add: Net income attributable to non-controlling interests	25,085	24,816	50,169	49,632
Subtract:
Depreciation and amortization	102,486	128,053	317,610	365,011
Loss on retirement of fixed assets, net	2,782	2,797	19,105	21,413
Loss on impairment of fixed assets	9,029	—	9,029	—
Loss on impairment of goodwill and other intangibles	678,667	1,518,099	717,307	1,518,099
Loss on disposal group	3,189	—	41,027	—
Loss on other assets	—	—	—	791
Interest expense, net	89,634	91,056	286,614	270,500
Loss on early debt extinguishment	—	—	4,053	—
Non-cash foreign currency loss (gain)	1,019	6,625	12,813	(15,575)
Non-cash equity compensation expense	8,606	14,948	31,963	40,959
Costs related to the Mergers (4)	2,070	10,486	10,700	37,156
Severance (5)	6,169	8,592	23,133	35,792
Other (6)	6,272	(577)	18,776	7,604
Loss before taxes	$(391,669)	$(1,200,575)	$(828,758)	$(1,605,602)
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

As of September 27, 2026, December 31, 2025 and September 28, 2025, long-lived assets (which consists of property and equipment, goodwill, intangible assets and right-of-use assets) by domestic and foreign properties was as follows.

(In thousands)	September 27, 2026	December 31, 2025	September 28, 2025
Domestic	$5,339,930	$6,402,553	$6,471,105
Foreign	795,544	901,365	895,472
Total	$6,135,474	$7,303,918	$7,366,577

For the three and nine months ended September 27, 2026 and September 28, 2025, net revenues and loss before taxes by domestic and foreign properties were as follows:

	Three months ended		Nine months ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net revenues
Domestic	$1,044,904	$1,170,804	$2,037,893	$2,209,499
Foreign	128,174	146,949	225,731	240,701
Total	$1,173,078	$1,317,753	$2,263,624	$2,450,200

Loss before taxes
Domestic	$(406,901)	$(1,158,911)	$(813,646)	$(1,565,055)
Foreign	15,232	(41,664)	(15,112)	(40,547)
Total	$(391,669)	$(1,200,575)	$(828,758)	$(1,605,602)

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

Out-of-park revenues are defined as revenues from resorts, out-of-park food and merchandise locations, sponsorships, international agreements and all other out-of-park operations. Out-of-park revenues are primarily driven by attendance to the parks, and out-of-park attractions can increase length of stay at the Company's properties as guests purchase hotel rooms and visit out-of-park food and merchandise locations. In addition, higher attendance levels enable the Company to develop long-term corporate sponsorships and co-marketing relationships with well-known national and regional brands. The Company manages Six Flags Qiddiya City and Aquarabia Qiddiya City in Saudi Arabia and receives fees for exclusivity, brand licensing rights, and design, development and management services. Despite regional tensions in the Middle East, both parks continue to operate.

The following tables present net revenues disaggregated by in-park revenues, including in-park admissions revenues and in-park product revenues, and out-of-park revenues less amounts remitted to outside parties under concessionaire arrangements (concessionaire remittances) for the periods presented.

The results for the three and nine-month periods ended September 27, 2026 are not directly comparable to the results for the three and nine-month periods ended September 28, 2025 due to the closure of the combination amusement and waterpark in Bowie, Maryland following the end of the 2025 operating season, and the 2026 Sale Transaction, which closed during the second quarter of 2026 (see Note 4 to the accompanying unaudited consolidated financial statements). As a result, two tables have been presented below: (1) on a Reported Basis consistent with the net revenues presented in the unaudited consolidated financial statements, and (2) on a Same-Park Basis or excluding the closed park and the parks sold in the 2026 Sale Transaction (see Results of Operations below regarding how management uses this supplemental information).

REPORTED BASIS

	Three months ended		Nine months ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
In-park admissions revenues	$583,558	$664,480	$1,138,312	$1,255,968
In-park product revenues	517,499	582,626	990,804	1,061,873
In-park revenues	1,101,057	1,247,106	2,129,116	2,317,841
Out-of-park revenues	101,360	108,135	194,478	203,959
Concessionaire remittances	(29,339)	(37,488)	(59,970)	(71,600)
Net revenues	$1,173,078	$1,317,753	$2,263,624	$2,450,200

SAME-PARK BASIS

	Three months ended		Nine months ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
In-park admissions revenues	$583,558	$575,036	$1,137,249	$1,117,930
In-park product revenues	517,499	514,864	990,421	958,283
In-park revenues	1,101,057	1,089,900	2,127,670	2,076,213
Out-of-park revenues	101,360	98,919	190,490	184,469
Concessionaire remittances	(29,339)	(32,230)	(59,758)	(63,894)
Net revenues	$1,173,078	$1,156,589	$2,258,402	$2,196,788

Outlook:
The Company's near-term operational priorities are to accelerate profitability and strengthen the balance sheet. Management intends to drive profitability by offering guests a stronger value proposition that stimulates incremental demand, while implementing cost management initiatives and organizational improvements. To that end, management plans to optimize pricing on a park-by-park basis, tailor marketing strategies to the unique attributes of each park, leverage consumer-facing technologies to strengthen communication with guests, adopt processes designed to unlock incremental cost efficiencies, move park cost structures toward those of the Company's top-performing parks and build the capabilities, systems and operating models needed to execute these strategies on a scalable and sustained basis. To strengthen the balance sheet, management intends to use the incremental cash flow expected from these profitability initiatives and to continue optimizing the Company's portfolio. This includes the recent 2026 Sale Transaction and the pending sale, under a previously announced purchase agreement, of the property on which the former amusement and water park in Bowie, Maryland was located. The Bowie sale remains subject to the buyer's diligence and other closing conditions, and the Company expects to use the net proceeds to pay down debt. Portfolio optimization is expected to allow management to narrow its focus, reduce ongoing capital expenditure requirements, and limit exposure to liabilities. Together, these actions are intended to create a more focused, resilient and financially flexible organization positioned for long-term success.

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

Management believes that judgment and estimates related to the following critical accounting policies could materially affect the unaudited consolidated financial statements:
•Business Combinations
•Impairment of Long-Lived Assets
•Goodwill and Other Intangible Assets
•Self-Insurance Reserves
•Revenue Recognition
•Income Taxes

During the third quarter of 2026, there were no changes to the above critical accounting policies from those previously disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

As discussed in Note 5 to the accompanying unaudited consolidated financial statements, the Company revised its long-term forecast during certain periods presented in the financial statements to reflect changes in expected future operating cash flows. These revisions, together with a decline in the Company's share price relative to industry peers, were impairment indicators which required the Company to test goodwill for impairment at certain reporting units in connection with the preparation of the financial statements for the third quarter of 2026 and the third quarter of 2025. The goodwill impairment testing for both quarters resulted in the recognition of material non-cash impairment charges. Valuation assumptions about future performance could adversely change and result in further goodwill and/or trade name impairment that would have a material effect on the Company's financial position and results of operations in future periods. Future valuation assumptions are dependent on numerous factors, including the Company's operating plans for future years, changes to the Company's long-term strategy and other market conditions.

Results of Operations:

Nine months ended September 27, 2026 vs. Nine months ended September 28, 2025
The results for the nine-month period ended September 27, 2026 are not directly comparable to the results for the nine-month period ended September 28, 2025 due to the closure of the combination amusement and waterpark in Bowie, Maryland following the end of the 2025 operating season, and the 2026 Sale Transaction, which closed during the second quarter of 2026 (see Note 4 to the accompanying consolidated financial statements). As a result, two analyses have been presented below: (1) on a Reported Basis consistent with the results presented in the unaudited consolidated financial statements, and (2) on a Same-Park Basis or excluding the closed park and the parks sold in the 2026 Sale Transaction, also referred to as the "non-operational parks". All other properties are referred to as the "operational parks". Same-Park Basis amounts and comparisons are presented as supplemental information. Management believes Same-Park Basis information is meaningful to help evaluate operating performance related only to the operational parks and uses it for this purpose.

REPORTED BASIS
The following table presents key financial information for the Company for the nine months ended September 27, 2026 and September 28, 2025 on a Reported Basis. The results for the nine-month period ended September 27, 2026 included 4,106 operating days compared with 4,959 operating days for the nine-month period ended September 28, 2025, a decrease of 853 operating days. Of the 853 operating day decrease, 839 operating days were attributable to the non-operational parks.

	Nine months ended		Increase (Decrease)
	September 27, 2026	September 28, 2025	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$2,263,624	$2,450,200	$(186,576)	(7.6)%
Operating costs and expenses	1,683,036	1,894,999	(211,963)	(11.2)%
Depreciation and amortization	317,610	365,011	(47,401)	(13.0)%
Loss on retirement of fixed assets, net	19,105	21,413	(2,308)	(10.8)%
Loss on impairment of fixed assets	9,029	—	9,029	100.0%
Loss on impairment of goodwill and other intangibles	717,307	1,518,099	(800,792)	(52.7)%
Loss on disposal group	41,027	—	41,027	100.0%
Loss on other assets	—	791	(791)	(100.0)%
Operating loss	$(523,490)	$(1,350,113)	$826,623	61.2%

Other Data:
Attendance	34,246	38,118	(3,872)	(10.2)%
Per capita spending	$62.17	$60.81	$1.36	2.2%
Admissions per capita spending	$33.24	$32.95	$0.29	0.9%
In-park product per capita spending	$28.93	$27.86	$1.07	3.8%
Out-of-park revenues	$194,478	$203,959	$(9,481)	(4.6)%
Operating days	4,106	4,959	(853)	(17.2)%
Net loss margin (1)	(36.99)%	(61.49)%		24.50%
(1)    Net loss margin is calculated as net loss attributable to Six Flags Entertainment Corporation divided by net revenues.
For the nine months ended September 27, 2026, net revenues decreased $186.6 million compared with the nine months ended September 28, 2025. The decrease in net revenues reflected the impact of a 3.9 million-visit decrease in attendance and a $9.5 million decrease in out-of-park revenues offset by the impact of a $1.36, or 2.2%, increase in per capita spending. The decrease in net revenues included an $8.2 million favorable impact of foreign currency exchange rates.

Operating costs and expenses for the nine months ended September 27, 2026 decreased $212.0 million compared with the nine months ended September 28, 2025. The decrease in operating costs and expenses was the result of a $145.1 million decrease in operating expenses, a $46.0 million decrease in selling, general and administrative ("SG&A") expenses and a $20.9 million decrease in cost of goods sold. The decrease in operating costs and expenses included a $5.6 million unfavorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the nine months ended September 27, 2026 decreased $47.4 million compared with the nine months ended September 28, 2025 as a result of prior period depreciation at the non-operational parks. The Company tested its long-lived assets for recoverability in connection with the preparation of the financial statements for the third quarter of 2026 and determined that the carrying amounts of certain assets were not recoverable. As a result, the Company recognized a $9.0 million impairment loss, representing the amount by which the carrying amounts of those assets exceeded their fair value.

In connection with the preparation of the financial statements for the third quarter of 2026 and the third quarter of 2025, management concluded the estimated fair value of certain Former Six Flags reporting units (and the Schlitterbahn reporting unit in 2025) and the Six Flags trade name (and the Schlitterbahn trade name in 2025) no longer exceeded their carrying values resulting in a cumulative $678.7 million impairment and $1.52 billion impairment recorded during the third quarter of 2026 and the third quarter of 2025, respectively (see Note 5 to the accompanying consolidated financial statements).

In connection with the 2026 Sale Transaction, the Company recognized a $41.0 million loss equal to the amount by which the purchase price, adjusted for working capital and other closing related adjustments, was less than the net book value of the assets and liabilities in the disposal group. In addition, as a result of the 2026 Sale Transaction, the projected revenues related to the Six Flags trade name and Schlitterbahn trade name were reduced by the revenues contributed by the disposal group. As a result, the Company tested the Six Flags trade name and Schlitterbahn trade name for impairment during the first quarter of 2026 resulting in impairment losses totaling $38.6 million.

After the items above, operating loss for the nine months ended September 27, 2026 totaled $523.5 million compared with $1.35 billion for the nine months ended September 28, 2025.

Net interest expense for the nine months ended September 27, 2026 increased $16.1 million largely as a result of the refinancing of the 2027 senior notes and 2027 Six Notes with the 2032 senior notes and non-controlling interest accretion somewhat offset by less revolving credit facility borrowings. The loss on early debt extinguishment of $4.1 million in the current period was attributable to the redemption of the 2027 senior notes and 2027 Six Notes (see Note 6 to the accompanying consolidated financial statements). Other expense (income), net primarily represented the remeasurement of U.S. dollar denominated debt to the foreign entities' functional currencies.

During the nine months ended September 27, 2026, a benefit for income taxes of $41.6 million was recorded compared with $148.5 million for the nine months ended September 28, 2025. The decrease in the tax benefit primarily reflected non-recurring items in both periods. The 2026 tax rate was affected by a change in the estimated annual effective tax rate, goodwill impairment, and tax benefits related to the 2026 Sale Transaction and the associated impairment of the Six Flags and Schlitterbahn trade names. The 2025 tax benefit included non-cash provision-to-return adjustments related to the Merger-related windup of the Former Cedar Fair partnership.

After the items above and income attributable to non-controlling interests (see Note 7 to the accompanying consolidated financial statements), net loss attributable to Six Flags Entertainment Corporation for the nine months ended September 27, 2026 totaled $837.3 million, or $8.23 per diluted share of common stock, compared with $1.51 billion, or $14.99 per diluted share of common stock, for the nine months ended September 28, 2025. Net loss margin increased 24.50%.

SAME-PARK BASIS
The following table presents key financial information for the Company for the nine months ended September 27, 2026 and September 28, 2025 on a Same-Park Basis. On a Same-Park Basis, operating days decreased 14 days primarily due to the removal of low volume operating days offset by additional days in August and September, partially due to the timing of Labor Day.

	Nine months ended		Increase (Decrease)
	September 27, 2026	September 28, 2025	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$2,258,402	$2,196,788	$61,614	2.8%
Operating costs and expenses	1,647,580	1,683,394	(35,814)	(2.1)%
Depreciation and amortization	311,553	317,736	(6,183)	(1.9)%
Loss on retirement of fixed assets, net	18,843	19,865	(1,022)	(5.1)%
Loss on impairment of fixed assets	9,029	—	9,029	100.0%
Loss on impairment of goodwill and other intangibles	717,307	1,510,212	(792,905)	(52.5)%
Loss on disposal group	41,027	—	41,027	100.0%
Loss on other assets	—	791	(791)	(100.0)%
Operating loss	$(486,937)	$(1,335,210)	$848,273	63.5%

Other Data:
Attendance	34,246	33,737	509	1.5%
Per capita spending	$62.13	$61.54	$0.59	1.0%
Admissions per capita spending	$33.21	$33.14	$0.07	0.2%
In-park product per capita spending	$28.92	$28.40	$0.52	1.8%
Out-of-park revenues	$190,490	$184,469	$6,021	3.3%
Operating days	4,106	4,120	(14)	(0.3)%
Net loss margin (1)	(35.46)%	(67.90)%		32.44%
(1)    Net loss margin is calculated as net loss attributable to Six Flags Entertainment Corporation divided by net revenues.
For the nine months ended September 27, 2026, net revenues on a Same-Park Basis increased $61.6 million compared with the nine months ended September 28, 2025. The Same-Park Basis increase in net revenues reflected the impact of a 0.5 million-visit increase in attendance, the impact of a $0.59, or 1.0%, increase in per capita spending and a $6.0 million increase in out-of-park revenues. The 0.5 million-visit increase in attendance was driven by an increase in season pass and membership visitation as a result of a larger active pass base and higher cross park visitation. The $0.59 increase in per capita spending was due to a $0.52 increase in in-park product per capita spending and a $0.07 increase in admissions per capita spending. Out-of-park revenues increased $6.0 million primarily due to higher revenues from international agreements, some of which were impacted by the timing of the opening of the related parks, and one-time out-of-park events at California's Great America.

Operating costs and expenses on a Same-Park Basis for the nine months ended September 27, 2026 decreased $35.8 million compared with the nine months ended September 28, 2025. The Same-Park Basis decrease in operating costs and expenses was the result of a $41.1 million decrease in SG&A expenses offset by a $4.7 million increase in operating expenses and a $0.6 million increase in cost of goods sold. The decrease in SG&A expenses was driven by a $26.5 million decrease in full-time wages and related benefits, primarily attributable to efficiency initiatives and equity compensation, and a $13.8 million decrease in advertising costs, some of which is expected to be spent in the fourth quarter. The increase in operating expenses was primarily due to a $6.7 million increase in insurance costs as a result of claims incurred, $6.6 million of higher costs for operating supplies driven by an investment in guest experience, and $4.9 million of increased costs of utilities. These amounts were somewhat offset by $11.0 million of less severance costs. Cost of goods sold as a percentage of food, merchandise and games revenue decreased 100 bps on a Same-Park Basis.

Depreciation and amortization expense on a Same-Park Basis for the nine months ended September 27, 2026 decreased $6.2 million compared with the nine months ended September 28, 2025 largely due to the change in estimated useful life of a specific attraction in the prior period and the full depreciation of certain 20-year useful lived property and equipment from the 2006 acquisition of Paramount Parks, Inc. The difference between the loss on impairment of goodwill and other intangibles as disclosed on a Reported Basis and as disclosed on a Same-Park Basis was due to goodwill that was specifically allocated and impaired at Schlitterbahn Waterpark Galveston, and which was sold as part of the 2026 Sale Transaction. There was not a meaningful difference in the fluctuations for loss on impairment of fixed assets or loss on disposal group on a Same-Park Basis as compared with the Reported Basis.

After the items above, operating loss on a Same-Park Basis for the nine months ended September 27, 2026 totaled $486.9 million compared with $1.34 billion for the nine months ended September 28, 2025.

There were no meaningful differences in the fluctuations for net interest expense, loss on early debt extinguishment, other expense (income), and the benefit for income taxes on a Same-Park Basis as compared with the Reported Basis.

After the items above and income attributable to non-controlling interests, net loss attributable to Six Flags Entertainment Corporation on a Same-Park Basis for the nine months ended September 27, 2026 totaled $800.8 million, or $7.87 per diluted share of common stock, compared with $1.49 billion, or $14.84 per diluted share of common stock, for the nine months ended September 28, 2025. Net loss margin increased 32.44%.

Three months ended September 27, 2026 vs. Three months ended September 28, 2025
The results for the three-month period ended September 27, 2026 are not directly comparable to the results for the three-month period ended September 28, 2025 due to the non-operational parks as defined and described above. As a result, two analyses have been presented below: (1) on a Reported Basis consistent with the results presented in the unaudited consolidated financial statements, and (2) on a Same-Park Basis or excluding the closed park and the parks sold in the 2026 Sale Transaction.

REPORTED BASIS
The following table presents key financial information for the Company for the three months ended September 27, 2026 and September 28, 2025 on a Reported Basis. The results for the three-month period ended September 27, 2026 included 2,122 operating days compared with 2,573 operating days for the three-month period ended September 28, 2025, a decrease of 451 operating days. The 451 operating day decrease included 505 operating days attributable to the non-operational parks.

	Three months ended		Increase (Decrease)
	September 27, 2026	September 28, 2025	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$1,173,078	$1,317,753	$(144,675)	(11.0)%
Operating costs and expenses	676,776	772,369	(95,593)	(12.4)%
Depreciation and amortization	102,486	128,053	(25,567)	(20.0)%
Loss on retirement of fixed assets, net	2,782	2,797	(15)	(0.5)%
Loss on impairment of fixed assets	9,029	—	9,029	100.0%
Loss on impairment of goodwill and other intangibles	678,667	1,518,099	(839,432)	(55.3)%
Loss on disposal group	3,189	—	3,189	100.0%
Operating loss	$(299,851)	$(1,103,565)	$803,714	72.8%

Other Data:
Attendance	18,195	21,109	(2,914)	(13.8)%
Per capita spending	$60.51	$59.08	$1.43	2.4%
Admissions per capita spending	$32.07	$31.48	$0.59	1.9%
In-park product per capita spending	$28.44	$27.60	$0.84	3.0%
Out-of-park revenues	$101,360	$108,135	$(6,775)	(6.3)%
Operating days	2,122	2,573	(451)	(17.5)%
Net loss margin (1)	(31.21)%	(90.10)%		58.89%
(1)    Net loss margin is calculated as net loss attributable to Six Flags Entertainment Corporation divided by net revenues.
For the three months ended September 27, 2026, net revenues decreased $144.7 million compared with the three months ended September 28, 2025. The $144.7 million decrease in net revenues reflected the impact of a 2.9 million-visit decrease in attendance and a $6.8 million decrease in out-of-park revenues offset by the impact of a $1.43, or 2.4%, increase in per capita spending. The decrease in net revenues included a $1.4 million favorable impact of foreign currency exchange rates.

Operating costs and expenses for the three months ended September 27, 2026 decreased $95.6 million compared with the three months ended September 28, 2025. The decrease in operating costs and expenses was the result of a $51.1 million decrease in operating expenses, a $29.4 million decrease in SG&A expenses and a $15.0 million decrease in cost of goods sold. The decrease in operating costs and expenses included a $1.1 million unfavorable impact of foreign currency exchange rates.

Depreciation and amortization expense for the three months ended September 27, 2026 decreased $25.6 million compared with the three months ended September 28, 2025 driven by prior period depreciation expense at the non-operational parks. The Company tested its long-lived assets for recoverability in connection with the preparation of the financial statements for the third quarter of 2026 and determined that the carrying amounts of certain assets were not recoverable. As a result, the Company recognized a $9.0 million impairment loss, representing the amount by which the carrying amounts of those assets exceeded their fair value.

In connection with the preparation of the financial statements for the third quarter of 2026 and the third quarter of 2025, management concluded the estimated fair value of certain Former Six Flags reporting units (and the Schlitterbahn reporting unit in 2025) and the Six Flags trade name (and the Schlitterbahn trade name in 2025) no longer exceeded their carrying values resulting in a cumulative $678.7 million impairment and $1.52 billion impairment recorded during the third quarter of 2026 and the third quarter of 2025, respectively.

In connection with the 2026 Sale Transaction, the Company recognized $3.2 million of additional loss equal to changes in estimated working capital and other closing related adjustments.

After the items above, operating loss for the three months ended September 27, 2026 totaled $299.9 million compared with $1.10 billion for the three months ended September 28, 2025.

Net interest expense for the three months ended September 27, 2026 decreased $1.4 million. Other expense (income), net primarily represented the remeasurement of U.S. dollar denominated debt to the foreign entities' functional currencies.

During the three months ended September 27, 2026, a benefit for income taxes of $50.6 million was recorded compared with $38.0 million for the three months ended September 28, 2025. The increase in the benefit for income taxes was primarily attributable to a change in estimated annual effective tax rate, the effects of the non-controlling interest distribution, the impairment of goodwill during the period, accretion on the Six Flags Over Georgia call option liability, and non-deductible executive compensation.

After the items above and income attributable to non-controlling interests, net loss attributable to Six Flags Entertainment Corporation for the three months ended September 27, 2026 totaled $366.1 million, or $3.59 per diluted share of common stock, compared with $1.19 billion, or $11.77 per diluted share of common stock, for the three months ended September 28, 2025. Net loss margin increased 58.89%.

SAME-PARK BASIS
The following table presents key financial information for the Company for the three months ended September 27, 2026 and September 28, 2025 on a Same-Park Basis. On a Same-Park Basis, operating days increased 54 days primarily driven by additional operations in August and September, partially due to the timing of Labor Day.

	Three months ended		Increase (Decrease)
	September 27, 2026	September 28, 2025	$	%
	(Amounts in thousands, except per capita and operating days)
Net revenues	$1,173,078	$1,156,589	$16,489	1.4%
Operating costs and expenses	676,776	676,283	493	0.1%
Depreciation and amortization	102,486	107,504	(5,018)	(4.7)%
Loss on retirement of fixed assets, net	2,782	3,555	(773)	(21.7)%
Loss on impairment of fixed assets	9,029	—	9,029	100.0%
Loss on impairment of goodwill and other intangibles	678,667	1,510,212	(831,545)	(55.1)%
Loss on disposal group	3,189	—	3,189	100.0%
Operating loss	$(299,851)	$(1,140,965)	$841,114	73.7%

Other Data:
Attendance	18,195	18,240	(45)	(0.2)%
Per capita spending	$60.51	$59.75	$0.76	1.3%
Admissions per capita spending	$32.07	$31.53	$0.54	1.7%
In-park product per capita spending	$28.44	$28.23	$0.21	0.7%
Out-of-park revenues	$101,360	$98,919	$2,441	2.5%
Operating days	2,122	2,068	54	2.6%
Net loss margin (1)	(31.21)%	(105.89)%		74.68%
(1)    Net loss margin is calculated as net loss attributable to Six Flags Entertainment Corporation divided by net revenues.

For the three months ended September 27, 2026, net revenues on a Same-Park Basis increased $16.5 million compared with the three months ended September 28, 2025. The Same-Park Basis increase in net revenues reflected the impact of $0.76, or 1.3%, increase in per capita spending and a $2.4 million increase in out-of-park revenues somewhat offset by the impact of a 45,000-visit decrease in attendance. The decrease in attendance reflected less single day visitation, including complementary tickets, partially offset by higher season pass and membership visitation as a result of a larger active pass base and higher cross park visitation. The per capita spending increase was due to a $0.54 increase in admissions per capita spending and a $0.21 increase in in-park product per capita spending. The $2.4 million increase in out-of-park revenues was primarily driven by higher resort revenue in the current period.

Operating costs and expenses on a Same-Park Basis for the three months ended September 27, 2026 increased $0.5 million compared with the three months ended September 28, 2025. The Same-Park Basis increase in operating costs and expenses was the result of a $29.4 million increase in operating expenses offset by a $27.3 million decrease in SG&A expenses and a $1.6 million decrease in cost of goods sold. Operating expenses increased primarily as a result of $11.6 million of higher full-time wages and related benefits, $10.1 million of higher costs for operating supplies driven by added days and an investment in guest experience, and a $7.3 million increase in insurance costs as a result of claims incurred. SG&A expenses decreased primarily due to a $21.7 million decrease in full-time wages and related benefits, including a decrease in equity compensation and severance, and $4.7 million of lower technology related costs. Cost of goods sold as a percentage of food, merchandise and games revenue decreased 80 bps on a Same-Park Basis.

Depreciation and amortization expense on a Same-Park Basis for the three months ended September 27, 2026 decreased $5.0 million compared with the three months ended September 28, 2025. The decrease in depreciation and amortization expense was primarily due to the change in estimated useful life of a specific attraction in the prior quarter. The difference between the loss on impairment of goodwill and other intangibles as disclosed on a Reported Basis and as disclosed on a Same-Park Basis was due to goodwill that was specifically allocated and impaired at Schlitterbahn Waterpark Galveston, and which was sold as part of the 2026 Sale Transaction. There was not a meaningful difference in the fluctuations for loss on impairment of fixed assets or loss on disposal group on a Same-Park Basis as compared with the Reported Basis.

After the items above, operating loss on a Same-Park Basis for the three months ended September 27, 2026 totaled $299.9 million compared with $1.14 billion for the three months ended September 28, 2025.

There were no meaningful differences in the fluctuations for net interest expense, other expense (income), and the benefit for income taxes on a Same-Park Basis as compared with the Reported Basis.

After the items above and income attributable to non-controlling interests, net loss attributable to Six Flags Entertainment Corporation on a Same-Park Basis for the three months ended September 27, 2026 totaled $366.1 million, or $3.59 per diluted share of common stock, compared with $1.22 billion, or $12.14 per diluted share of common stock, for the three months ended September 28, 2025. Net loss margin increased 74.68%.

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

REPORTED BASIS
The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net loss for the three and nine-month periods ended September 27, 2026 and September 28, 2025 on a Reported Basis.

	Three months ended		Nine months ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net loss	$(341,036)	$(1,162,532)	$(787,172)	$(1,457,082)
Interest expense, net	89,634	91,056	286,614	270,500
Benefit for taxes	(50,633)	(38,043)	(41,586)	(148,520)
Depreciation and amortization	102,486	128,053	317,610	365,011
EBITDA	(199,549)	(981,466)	(224,534)	(970,091)
Loss on early debt extinguishment	—	—	4,053	—
Non-cash foreign currency loss (gain)	1,019	6,625	12,813	(15,575)
Non-cash equity compensation expense	8,606	14,948	31,963	40,959
Loss on retirement of fixed assets, net	2,782	2,797	19,105	21,413
Loss on impairment of fixed assets	9,029	—	9,029	—
Loss on impairment of goodwill and other intangibles	678,667	1,518,099	717,307	1,518,099
Loss on disposal group	3,189	—	41,027	—
Loss on other assets	—	—	—	791
Costs related to the Mergers (1)	2,070	10,486	10,700	37,156
Severance (2)	6,169	8,592	23,133	35,792
Other (3)	6,272	(577)	18,776	7,604
Modified EBITDA	518,254	579,504	663,372	676,148
Net income attributable to non-controlling interests	25,085	24,816	50,169	49,632
Adjusted EBITDA	$493,169	$554,688	$613,203	$626,516

Adjusted EBITDA margin (4)	42.04%	42.09%	27.09%	25.57%
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
(4)    Adjusted EBITDA margin (Adjusted EBITDA divided by net revenues) is not a measurement computed in accordance with GAAP and may not be comparable to similarly titled measures of other companies. Adjusted EBITDA margin is provided because management believes the measure provides a meaningful metric of operating profitability.

For the nine months ended September 27, 2026, Adjusted EBITDA decreased $13.3 million and Adjusted EBITDA margin increased 1.52% compared with the nine months ended September 28, 2025. For the three months ended September 27, 2026, Adjusted EBITDA decreased $61.5 million and Adjusted EBITDA margin decreased 0.05% compared with the three months ended September 28, 2025.

SAME-PARK BASIS
The table below sets forth a reconciliation of Modified EBITDA and Adjusted EBITDA to net loss for the three and nine-month periods ended September 27, 2026 and September 28, 2025 on a Same-Park Basis, or excluding the closed park and the parks sold in the 2026 Sale Transaction. Same-Park Basis amounts and comparisons are presented as supplemental information. Management believes Same-Park Basis information is meaningful to help evaluate operating performance related only to the operational parks and uses it for this purpose.

	Three months ended		Nine months ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net loss	$(341,036)	$(1,199,904)	$(750,608)	$(1,442,077)
Interest expense, net	89,634	91,048	286,606	270,435
Benefit for taxes	(50,633)	(38,048)	(41,586)	(148,525)
Depreciation and amortization	102,486	107,504	311,553	317,736
EBITDA	(199,549)	(1,039,400)	(194,035)	(1,002,431)
Loss on early debt extinguishment	—	—	4,053	—
Non-cash foreign currency loss (gain)	1,019	6,608	12,812	(15,606)
Non-cash equity compensation expense	8,606	14,948	31,963	40,959
Loss on retirement of fixed assets, net	2,782	3,555	18,843	19,865
Loss on impairment of fixed assets	9,029	—	9,029	—
Loss on impairment of goodwill and other intangibles	678,667	1,510,212	717,307	1,510,212
Loss on disposal group	3,189	—	41,027	—
Loss on other assets	—	—	—	791
Costs related to the Mergers (1)	2,070	9,679	10,700	35,179
Severance (2)	6,169	8,542	23,095	32,202
Other (3)	6,272	(1,601)	14,919	6,194
Modified EBITDA	518,254	512,543	689,713	627,365
Net income attributable to non-controlling interests	25,085	24,816	50,169	49,632
Adjusted EBITDA	$493,169	$487,727	$639,544	$577,733

Adjusted EBITDA margin (4)	42.04%	42.17%	28.32%	26.30%
See footnote definitions above under "Reported Basis".

For the nine months ended September 27, 2026, Adjusted EBITDA on a Same-Park Basis increased $61.8 million and Adjusted EBITDA margin on a Same-Park Basis increased 2.02% compared with the nine months ended September 28, 2025. The increases were driven by an increase in net revenues attributable to higher attendance, per capita spending and out-of-park revenues, as well as a reduction in expense primarily due to planned lower expenses for full-time wages and advertising. For the three months ended September 27, 2026, Adjusted EBITDA on a Same-Park Basis increased $5.4 million and Adjusted EBITDA Margin on a Same-Park Basis decreased 0.13% compared with the three months ended September 28, 2025. The Adjusted EBITDA increase and Adjusted EBITDA Margin decrease were driven by an increase in net revenues attributable to higher per capita spending somewhat offset by an increase in expenses, including insurance and supplies.

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

Capital expenditures for the Company are expected to total between $350 million and $375 million in 2026. Cash interest payments for the Company are expected to range from $305 million to $315 million in 2026. Cash payments for income taxes for the Company, excluding $43.5 million of income tax refunds received related to the 2024 federal tax return, are expected to range from $25 million to $35 million in 2026.

As of September 27, 2026, total deferred revenue totaled $331.3 million, including non-current deferred revenue. This represented a decrease of $34.0 million compared with total deferred revenue as of September 28, 2025. The decrease in deferred revenue was partially due to the non-operational parks. Deferred revenue at the operational parks decreased $14.4 million, or 4.2%. The decrease in deferred revenue at the operational parks was largely attributable to an increased mix of memberships beyond the initial 12-month commitment resulting in greater recurring monthly revenue and due to the later launch of 2027 season pass sales, as well as lower sponsorship deferred revenue due to a one-time benefit in the prior year.

Cash Flows

The following table presents key cash flow information for the nine months ended September 27, 2026 and September 28, 2025:

	Nine months ended
	September 27, 2026	September 28, 2025
	(Amounts in thousands)
Net cash from operating activities	$498,451	$365,140
Net cash from (for) investing activities	16,552	(408,075)
Net cash (for) from financing activities	(337,091)	32,631
Effect of exchange rate on cash and cash equivalents	(1,188)	(2,187)
Net increase (decrease) in cash and cash equivalents	$176,724	$(12,491)
Net cash from operating activities for the first nine months of 2026 totaled $498.5 million, an increase of $133.3 million compared with the same period in the prior year. The increase was primarily due to a $69.4 million decrease in cash taxes which includes the 2024 federal tax refund, favorable working capital partially driven by fewer installment sales and less merger integration related costs.

Net cash from investing activities for the first nine months of 2026 totaled $16.6 million, an increase of $424.6 million compared with net cash for investing activities for the same period in the prior year. The increase was due to proceeds from the 2026 Sale Transaction and a planned reduction in capital expenditures in the current period, particularly for marketable rides and attractions.

Net cash for financing activities for the first nine months of 2026 totaled $337.1 million, an increase of $369.7 million compared with net cash from financing activities for the same period in the prior year. The increase was primarily attributable to the additional $500 million of incremental term debt facility borrowings in the prior year offset by the redemption of the 2025 Six Notes in the prior year, as well as higher revolving credit facility payments in the current year.

Contractual Obligations
As of September 27, 2026, the Company's primary contractual obligations consisted of outstanding long-term debt agreements and related interest, certain obligations pertaining to the Partnership Parks (see Note 7 to the accompanying consolidated financial statements), and various commitments under lease agreements. The Company has also committed to certain capital expenditures, most of which will be paid within twelve months, and license commitments through 2034. Before reduction for debt issuance costs, original issue discount and acquisition fair value layers, the Company's long-term debt agreements as of September 27, 2026 consisted of the following:

•$1.47 billion of senior secured term debt, maturing in May 2031 under the 2024 Credit Agreement, as amended. Amortization payments of $15.0 million per year, paid in equal quarterly installments, are required to be made on the term debt. The term debt bears interest at a rate equal to SOFR plus a margin of 200 bps per annum or base rate plus a margin of 100 bps per annum. There was $15.0 million of current maturities outstanding and payable within the next twelve months as of September 27, 2026 related to the senior secured term debt facility.

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

•No borrowings under the $850 million senior secured revolving credit facility under the 2024 Credit Agreement, as amended. The revolving credit facility bears interest at Term SOFR or Term Canadian Overnight Repo Rate Average plus a margin of 200 bps per annum, or base rate or Canadian prime rate plus a margin of 100 bps per annum; matures on July 1, 2029, subject to a springing maturity date on the date that is 91 days prior to the final maturity of certain indebtedness in an aggregate outstanding principal amount greater than $200 million on such date; and requires a commitment fee of 50 bps per annum on the unused portion of the revolving credit facility, which is subject to decrease to 37.5 bps upon achievement of a 3.5x Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement, as amended). The 2024 Credit Agreement also provides for the issuance of documentary and standby letters of credit. After letters of credit of $57.2 million as of September 27, 2026, the Company had $792.8 million of availability under the revolving credit facility. Letters of credit are primarily in place to backstop insurance arrangements.

With respect to the revolving credit facility only, the 2024 Credit Agreement, as amended, includes a maximum Net First Lien Leverage Ratio (as defined in the 2024 Credit Agreement) financial maintenance covenant, which is required to be tested as of the last day of each quarter. The maximum Net First Lien Leverage Ratio is 5.0x beginning with the test period ending on or about December 31, 2025, with step-downs of 25 bps after every four consecutive quarters, culminating at 4.5x beginning with the test period ending on or about December 31, 2027. The Company was in compliance with the financial maintenance covenant as of September 27, 2026. The 2024 Credit Agreement and the Company's senior notes contain restricted payment provisions, which limit the Company's ability to pay dividends. See Note 6 to the accompanying consolidated financial statements for further detail regarding restricted payment provisions.

Financial and Non-Financial Disclosure About Issuers and Guarantors of Registered Senior Notes
Two tranches of fixed rate senior notes outstanding as of September 27, 2026 were registered under the Securities Act of 1933: the 2028 and 2029 senior notes, or the "registered senior notes". The Company, Canada's Wonderland Company ("Cedar Canada"), Magnum Management Corporation ("Magnum"), and Millennium Operations LLC (“Millennium”) are the co-issuers of the registered senior notes. The registered senior notes are irrevocably and unconditionally guaranteed, on a joint and several basis, by each wholly owned subsidiary of the Company (other than the co-issuers) that guarantees the credit facilities under the 2024 Credit Agreement, as amended. A full listing of the issuers and guarantors of the registered senior notes can be found within Exhibit 22.

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

The following tables provide summarized financial information for each of the co-issuers and guarantors of the registered senior notes (the "Obligor Group") as of September 27, 2026 and December 31, 2025. Each entity that was a co-issuer of the registered senior notes is presented separately. The subsidiaries that guaranteed the registered senior notes are presented on a combined basis with intercompany balances and transactions between entities in such guarantor subsidiary group eliminated. Intercompany balances and transactions between the co-issuers and guarantor subsidiaries were not eliminated. Certain subsidiaries did not guarantee the credit facilities or senior notes (the "non-guarantor" subsidiaries). The summarized financial information excludes results of the non-guarantor subsidiaries. The Obligor Group's amounts due from, amounts due to, and transactions with the non-guarantor subsidiaries have not been eliminated and included intercompany balances from non-guarantors of $57.9 million and $188.3 million as of September 27, 2026 and December 31, 2025, respectively.

Summarized Financial Information (In thousands)	Six Flags Entertainment Corporation	Magnum (Co-Issuer Subsidiary)	Cedar Canada (Co-Issuer Subsidiary)	Millennium (Co-Issuer Subsidiary)	Guarantor Subsidiaries
Balance as of September 27, 2026
Current Assets	$272,309	$455,641	$86,813	$1,144,454	$2,213,003
Non-Current Assets	1,995,521	3,360,521	858,085	1,146,879	6,050,390
Current Liabilities	26,340	2,642,737	32,851	291,946	1,032,114
Non-Current Liabilities	2,919,078	—	340,647	1,845,005	441,126

Balance as of December 31, 2025
Current Assets	$59,668	$2,111	$56,479	$887,723	$1,820,677
Non-Current Assets	3,439,598	2,811,157	781,219	1,402,519	4,015,427
Current Liabilities	338,597	2,204,997	22,285	221,884	245,819
Non-Current Liabilities	2,942,007	12,648	363,109	2,129,633	437,733

Nine Months Ended September 27, 2026
Net revenues	$370	$—	$130,274	$929,135	$962,230
Operating (loss) income	(46,145)	(3,645)	47,108	559,871	(797,070)
Net (loss) income	(455,742)	551,332	115,850	375,856	(285,920)

Twelve Months Ended December 31, 2025
Net revenues	$—	$416	$158,708	$1,331,570	$1,239,646
Operating (loss) income	(12,255)	(699,605)	53,902	761,762	(1,131,531)
Net (loss) income	(1,131,755)	3,573	110,407	510,909	(515,965)

Forward-Looking Statements
Some of the statements contained in this report (including the "Management’s Discussion and Analysis of Financial Condition and Results of Operations" section) that are not historical in nature are forward-looking statements within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements as to management's expectations, beliefs, goals and strategies regarding the future. Words such as "anticipate," "believe," "create," "expect," "future," "guidance," "outlook," "intend," "plan," "potential," "seek," "synergies," "target," "objective," "will," "would," similar expressions, and variations or negatives of these words identify forward-looking statements. However, the absence of these words does not mean that the statements are not forward-looking. Forward-looking statements by their nature address matters that are, to different degrees, uncertain. These forward-looking statements may involve current plans, estimates, expectations and ambitions that are subject to risks, uncertainties and assumptions that are difficult to predict, may be beyond the Company's control and could cause actual results to differ materially from those described in such statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, they can give no assurance that such expectations will prove to be correct, or that the Company's growth and operational strategies will achieve the target results. Important risks and uncertainties that may cause such a difference and could adversely affect attendance at the Company's parks, future financial performance, and/or the Company's growth strategies, and could cause actual results to differ materially from expectations or otherwise to fluctuate or decrease, include, but are not limited to: failure to realize the expected amount and timing of benefits related to the sale of the amusement and water park located in Bowie, Maryland; adverse weather conditions; general economic, political and market conditions, including global trade; the impacts of pandemics or other public health crises, including the effects of government responses on people and economies; competition for consumer leisure time and spending or other changes in consumer behavior or sentiment for discretionary spending; accidents or other incidents occurring at amusement and water parks; unanticipated construction delays or increases in construction or supply costs; changes in capital investment plans and projects; anticipated tax treatment, unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies for the management, expansion and growth of the Company’s operations; the impact of any potential shareholder activism; failure to attract, motivate and retain qualified domestic and international employees and key personnel; legislative, regulatory and economic developments and changes in laws, regulations, and policies affecting the Company; acts of terrorism or outbreak or escalation of war, hostilities, civil unrest, and other political or security disturbances; and other risks and uncertainties discussed in the Company's Annual Report on Form 10-K and in the other filings made from time to time with the SEC. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q and are based on information currently and reasonably known to management. The Company does not undertake any obligation to publicly update or revise any forward-looking statements to reflect future events, information or circumstances that arise after the filing date of this report.

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

As of September 27, 2026, variable rate debt included $1,474 million of senior secured term loan facility borrowings and borrowings under an $850 million revolving credit facility under the 2024 Credit Agreement, as amended. Assuming the outstanding senior secured term loan facility borrowings and the daily average balance over the past twelve months on revolving credit borrowings of approximately $175.0 million, a hypothetical 100 bps increase in 30-day SOFR on the variable-rate debt would lead to an increase of approximately $16.5 million in cash interest costs over the next twelve months.

A uniform 10% strengthening of the U.S. dollar relative to the Canadian dollar and Mexican peso would have resulted in a $2.7 million decrease in operating income contributed to the Company's nine month results ended September 27, 2026.

ITEM 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures -
As of September 27, 2026, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 27, 2026.

(b)Changes in Internal Control Over Financial Reporting -
There have been no changes to the Company's internal control over financial reporting during the quarter ended September 27, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 1 - "Description of the Business and Significant Accounting Policies - Contingencies".

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A. Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
The following table summarizes repurchases of shares of common stock during the three months ended September 27, 2026:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 29 - July 31	180	$20.46	—	—
August 1 - August 31	—	$—	—	—
September 1 - September 27	848	$16.79	—	—
Total	1,028	$17.43	—	—

(1)All shares purchased were repurchased by the Company in satisfaction of tax obligations related to the vesting of restricted stock which was granted under the Company's outstanding omnibus incentive plans.

ITEM 5. OTHER INFORMATION
(a)    Not applicable.

(b)    Not applicable.

(c)    During the three months ended September 27, 2026, no director or officer adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K. On May 12, 2026, John Reilly, President and Chief Executive Officer, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The trading arrangement provides for the purchase of shares of the Company's common stock based on an aggregate target purchase amount of $350,000, with the number of shares to be determined pursuant to the terms of the trading arrangement, and is scheduled to terminate on January 7, 2028, or earlier upon the occurrence of certain events specified in the trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
10.1
Employment Agreement, dated July 1, 2026, by and between Six Flags Entertainment Corporation and Mark Pauls. Incorporated herein by reference to Exhibit 10.8 to the Company's Form 10-Q (File No. 001-42157) filed on August 6, 2026.

10.2	2024 Omnibus Incentive Plan Form of Performance Stock Unit Agreement and Declaration (2026 Employment Agreement/Severance Plan Version).
22	Subsidiary Guarantors and Issuers of Guaranteed Securities. Incorporated herein by reference to Exhibit 22 to the Company's Form 10-Q (File No. 001-42157) filed on November 6, 2024.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2026 formatted in Inline XBRL: (i) the Unaudited Consolidated Statements of Operations and Comprehensive Loss, (ii) the Unaudited Consolidated Balance Sheets, (iii) the Unaudited Consolidated Statements of Cash Flow, (iv) the Unaudited Consolidated Statements of Equity, and (v) related notes, tagged as blocks of text and including detailed tags.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2026 formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	November 5, 2026	/s/ John Reilly
John Reilly
President and Chief Executive Officer

Date:	November 5, 2026	/s/ Ash Walia
Ash Walia
Chief Financial Officer